Form 10QSB
period 2006-05-31
CASCADE TECHNOLOGIES CORP
filed 2006-07-17
CIK 1324344

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the quarterly period ended: May 31, 2006

[  ]  Transition Report Under Section 13 or 15(d) of the Exchange Act.

Commission file number:  333-124284


                           CASCADE TECHNOLOGIES CORP
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

       WYOMING                                               98-0440633
  -----------------------------			        -------------------
  (State or other jurisdiction                          (IRS Employer
   of incorporation)                                    Identification No.)



             Suite 1410 - 675 West Hastings Street, Vancouver, BC.
	     -----------------------------------------------------
                   (Address of principal executive offices)

                                (604) 307-3011
			  --------------------------
                          (Issuers telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    _Yes    X    No

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   ____ Yes   X_ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 10,930,000 as of July 17, 2006.







-------------------------------------------------------------------------------

                               TABLE OF CONTENTS


Item                                                                     Page
-------                                                                 ------

                         PART I -FINANCIAL STATEMENTS

1.      Financial Statements...........................................	1 - 4

2.      Management's Discussion and Analysis or Plan of Operation......	6 - 8


3.      Controls and Procedures........................................	9

                          PART II - OTHER INFORMATION


1.      Legal Proceedings..............................................	9

2.      Unregistered Sales of Equity Securities and Use of Proceeds....	9

3.      Defaults Upon  Senior Securities...............................	9

4.      Submission of Matters to a Vote of Security Holders............	9

5.  	Other Information..............................................	9

6.      Exhibits and Reports on Form 8-K...............................	10

-------------------------------------------------------------------------------





















                        PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS




		  CASCADE TECHNOLOGIES CORP.
		(A DEVELOPMENT STAGE COMPANY)
			BALANCE SHEET


 ASSETS

Current assets

  Cash			 		 	$  49,901
						---------

Total assets				 	$  49,901
						=========
 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Loans due to shareholders		 	$     380
						---------
Total liabilities			  	      380


Stockholder's equity
  Common stock; no par value; 50,000,000
   shares authorized, 10,930,000 issued
   and outstanding				   94,000
  Accumulated deficit during development stage	  (44,479)
						---------
	Total stockholders' equity		   49,521
						---------
Total liabilities and stockholders' equity	$  49,901
						=========


	See Accompanying Notes to Financial Statements.







		  					  CASCADE TECHNOLOGIES CORP.
							(A DEVELOPMENT STAGE COMPANY)
		   					   STATEMENT OF OPERATIONS


										From January 16, 2004
			 	For the Three Months 	For the Nine Months 	For the Three Months 	For the Nine Months 	(Date of Inception)
			         	Ended 		       Ended 		 	Ended 			Ended 		      through
			    	    May 31, 2006	   May 31, 2006		    May 31, 2005	    May 31, 2005	    May 31, 2006
				--------------------	-------------------	---------------------	-------------------	-------------------

Revenues			   $	      -- 	   $	     -- 	    $	      -- 	    $	      -- 	    $	      --

Cost of revenues			      -- 		     -- 		      -- 		      -- 		      --
				   -------------	   ------------		    ------------	    ------------	    ------------
  Gross profit		 		      -- 		     -- 		      -- 		      -- 		      --

Operating expenses
  Selling general
      and administrative		   1,598 		  8,130 		  11,869 		  14,507 		  44,479
				   -------------	   ------------		    ------------	    ------------	    ------------
	Total operating expenses	   1,598 		  8,130 		  11,869 		  14,507 		  44,479
				   -------------	   ------------		    ------------	    ------------	    ------------
  Loss before provision for
      income taxes		 	  (1,598)		 (8,130)		 (11,869)		 (14,507)		 (44,479)

Other income (expense)			      -- 		     -- 		      -- 		      -- 		      --

Provision for income taxes		      -- 		     -- 		      -- 		      -- 		      --
				   -------------	   ------------		    ------------	    ------------	    ------------
Net loss			   $	  (1,598)	   $	 (8,130)	    $    (11,869)	    $    (14,507)	    $    (44,479)
				   =============	   ============		    ============	    ============
Basic income (loss)
  per common share		   $	   (0.00)	   $	  (0.00)	    $	   (0.00)	    $	   (0.00)
				   =============	   ============		    ============	    ============
Diluted income (loss)
  per common share		   $	   (0.00)	   $	  (0.00)	    $	   (0.00)	    $	   (0.00)
				   =============	   ============		    ============	    ============
Basic weighted average common
	shares outstanding	      10,930,000 	     10,930,000 	      10,930,000 	      10,930,000
				   =============	   ============		    ============	    ============



						See Accompanying Notes to Financial Statements.








		  				  CASCADE TECHNOLOGIES CORP.
						(A DEVELOPMENT STAGE COMPANY)
		   			      STATEMENT OF STOCKHOLDERS' EQUITY


			   		 	Common Stock		   Accumulated  	    Total
	 				---------------------------       Deficit During 	Stockholders'
	 				Shares 		 Amount 	Development Stage 	   Equity
					----------	 ----------	-----------------	------------
Balance, January 16, 2004
(Date of Inception)	 			-- 	 $	 -- 		       -- 	$	  --

Issuance of stock for services,
   $ 0.0001 per share	 		10,000,000 	      1,000 		       -- 	       1,000

Issuance of stock for cash,
   $ 0.10  per share	 		   930,000 	     93,000 		       -- 	      93,000

Net loss	 				-- 		 -- 	      	  (12,852)	     (12,852)
					----------	 ----------	-----------------	------------
Balance, August 31, 2004	 	10,930,000 	     94,000 	      	  (12,852)	      81,148

Net loss	 				-- 		 -- 	      	  (23,497)           (23,497)
					----------	 ----------	-----------------	------------
Balance, August 31, 2005	 	10,930,000 	     94,000  	      	  (36,349)	      57,651

Net loss	 				-- 		 -- 	       	   (8,130)	      (8,130)
					----------	 ----------	-----------------	------------
Balance, May 31, 2006	 		10,930,000 	 $   94,000 	$   	  (44,479)	$     49,521
					==========	 ==========	=================	============




					See Accompanying Notes to Financial Statements.








		  			     CASCADE TECHNOLOGIES CORP.
		   			      STATEMENTS OF CASH FLOWS
						    (UNAUDITED)




								 	From January 16, 2004
						For the Nine Months	 For the Nine Months	(Date of Inception)
				 		       Ended 		 	Ended 		      through
						   May 31, 2006		   May 31, 2005		    May 31, 2006
						-------------------	---------------------	-------------------

Cash flows from operating activities:
  Net loss			 		   $	 (8,130)	   $	(14,507)	    $	 (44,479)
  Adjustments to reconcile net loss to net cash
    used by operating ativities:
	Stock based compensation		 	     -- 		     -- 		   1,000
  Changes in operating assets and liabilities:
	Change in loans due to shareholders		     91 		  4,527 		     380
						   ------------		   ------------		    ------------
  Net cash used by operating activities	 		 (8,039)		 (9,980)		 (43,099)

Cash flows from financing activities:
  Proceeds from issuance of common stock		     -- 		     -- 		  93,000
						   ------------		   ------------		    ------------
  Net cash provided by financing activities	 	     -- 		     -- 		  93,000
						   ------------		   ------------		    ------------
Net change in cash				 	 (8,039)		 (9,980)		  49,901

Cash, beginning of period				 57,940 		 82,930 		      --
						   ------------		   ------------		    ------------
Cash, end of period				   $     49,901 	   $     72,950 	    $     49,901
						   ============		   ============		    ============




					See Accompanying Notes to Financial Statements.





                          CASCADE TECHNOLOGIES, CORP.
                        NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)




1. BASIS OF PRESENTATION

   The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

   The interim financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of Cascade Technologies, Corp. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

   The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of May 31, 2006 and the results of operations presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. SIGNIFICANT ACCOUNTING POLICIES

   Use of estimates - The preparation of unaudited financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

-------------------------------------------------------------------------------
This form 10QSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10QSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission) The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.
-------------------------------------------------------------------------------


OUR BUSINESS

Cascade Technologies Corp. ("Cascade", "We", "Us", "Our" or the "Company") was incorporated under the laws of Wyoming on January 16th, 2004 as Akron Technologies. We changed our name to Cascade Technologies on March 9, 2004. The current executive office of Cascade is Suite 1410 - 675 West Hastings Street, Vancouver, BC, Canada. The telephone number is (604) 307-3011. The fax number is (604) 357-5355. We maintain a website at www.cascadetechnologies.net. Any information displayed on the website is not part of this prospectus.

We plan to become a non-franchised stocking distributor who buys and sells semiconductors, electro-mechanical and passive components from franchised and non-franchised distributors. Generally, a non-franchised stocking distributor is one who buys and sells parts independent of the parts manufacturer. We are not an authorized distributor for the parts we sell nor do we plan to engage in a formal franchise agreement with any manufacturer. As a non-franchised distributor, our customers are required to deal directly with us in relation to warranties on defective parts and they will not have any rights or warranties with the original manufacturer nor with any franchised or non-franchised distributor we purchase parts from. We have negotiated with franchised and non-franchised distributors, however, warranty agreements we believe to be similar to those issued by the manufacturer based upon management's experience in the industry, for the return of defective products. Based upon management's experience, most franchised as well as non-franchised distributors offer warranty agreements similar to the manufacturer. We will only purchase products from distributors that offer this type of warranty. The warranty agreements are issued to us by the distributors with the full understanding that we will be reselling the components to third parties. This allows us to be able to offer our customers a similar warranty. The terms of the warranty given by our suppliers to us, and the warranty we can subsequently issue to our customers is as follows: a 1 year warranty, from the date of purchase, guarantying that the parts are in good working condition and are free from any defects. This warranty will only cover the cost of the components. The warranty does not cover any labor costs associated with assembling the product or removing or replacing the defective component. Furthermore, the warranty will not cover parts damaged due to misuse or abuse by the purchaser. In October of 2005, we listed 20 different parts for sale on our website. We have not had any sales to date and have had limited operations.

EMPLOYEES

Our only employees are our officers and directors. The officers and directors will only be devoting their attention to our business on a part time basis. We approximate that Mr. Hollingshead will devote 30 hours a week to the business. We approximate Ms. Mac Quarrie and Ms. Thomas will devote 25 hours a week each.


PLAN OF OPERATIONS

Since inception, our activities have been limited to organizational activities. In July of 2004, we conducted a private offering and raised $93,000 to help us launching our business. To date, these monies have been used for legal and accounting costs associated with this registration, administrative costs, and costs associated with the creation of a web site and costs associated with creating supplier network. At the present time, we have approximately $45,675.

To date, we have established a website and have listed 20 products for sale. To date, we have made no sales. Furthermore, our President has made 1 trip to China in the past year in order to interact with and solicit potential suppliers. We feel we have secured relationships with 6 potential suppliers for future sales. We have established verbal agreements with these 6 suppliers in regards to warranty issues, shipping costs and issues, estimated response times on quotes for parts, and potential price discounts should our sales reach certain milestones. At this time, all agreements with suppliers are verbal. Though we fully believe these suppliers will honor our agreements, there is no guarantee that they will.

1) We have completed negotiations with certain suppliers for the sale of 20 common parts and currently have these parts advertised for sale on our website. We are now advertising these parts on an industry website called Broker Forum www.brokerforum.com. Broker Forum is a website that many buyers and sellers visit. Sellers of parts advertise the inventory or availability of parts through Broker Forum and their own websites. We believe the estimated cost to advertise these products will be $145.00 per month. At this time, we are currently testing the market with the sale of these 20 products on our website and have recently advertised on www.Brokerforum.com. Further, we have leased a 200 square foot office for $600.00


2) We plan on attending the annual Electronic Components Show from November 23-26 in Shanghai, China. This trip will cost approximately $5000 and will work on expanding our supplier base in China

3) In late October or early November of 2006, we plan to purchase approximately $10,000 worth of inventory for future sale. This will coincide with our full scale add campaign described below. We hope review the brief sales history of our products to date, prior to purchasing this inventory.

4) In late October or early November of 2006, we plan to launch a full scale add program in Electronic Buyers News in both America and South East Asia . These adds will include a condensed version of our existing inventory as well as monthly specials. We estimate the monthly costs to be approximately $500- $1000.

5) In early 2007, we plan to hire a full time sales person to cover North America accounts and Europe estimated base salary is 40k/ year with a commission package of 1 percent of the value of the sale excluding all taxes.

6) In early 2007, we plan to establish a larger, fulltime office which we estimate to cost approximately $2000 per month


In the next 12 months, we also anticipate that we will expend approximately $8000 in freight and $3000 to continually update our central database of suppliers as we continue to grow. Furthermore, we anticipate our accounting, and legal costs to be $45,000 for the next 12 months.

Our costs over the next 12 months are expected to be approximately $157,000. At this time, we do not have monies to cover these costs. The completion of our business plan for the next twelve months is contingent upon us obtaining additional financing. However, there is no guarantee that we will be able to raise such needed financing. If we do not raise the sufficient funds necessary to support our plan of operation, we may be forced to severely curtail, or even completely cease our operations. At this time, we do not have any source of funding nor have we have we conducted any research in regards to obtaining this funding.



CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets, any potential losses from pending litigation and deferred tax asset or liability. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

ITEM 3. CONTROLS AND PROCEDURES

The Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                         PART II  -- OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

N/A

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

N/A

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5.  OTHER INFORMATION

N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K


3.1(a)   Articles of Incorporation of Cascade Technologies Corp.*

3.1(b)   Amendment to Articles of Incorporation of Cascade Technologies Corp.*

3.2      By Laws of Cascade Technologies Corp.*


10.1     Letter Agreement for Office Space Rental (Dated May 1, 2006)*

31.1     ss. 302 Certification of Principal Executive Officer

31.2     ss. 302 Certification of Principal Accounting Officer

32.1 ss. 906 Certification of Principal Executive Officer, Principal Accounting Officer
------------------------------------------------------------------------------

Exhibits marked with a * are hereby incorporated by reference and can be found in our SB-2 Registration Statement, as amended , filed under SEC File Number 333-124284.

                                    SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CASCADE.TECHNOLOGIES CORP

Date: 7/17/06

By: /s/ Bruce Hollingshead
    ----------------------
    Bruce Hollingshead
    President/Director

By: /s/ Christine Thomas
    --------------------
    Christine Thomas
    Secretary/Treasurer/Principal Financial
    and Accounting Officer/Director

By: /s/ Shannon MacQuarrie
    ----------------------
    Shannon MacQuarrie
    Director