Form 10KSB
period 2006-08-31
CASCADE TECHNOLOGIES CORP
filed 2006-12-15
CIK 1324344

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 15, 2006

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                                   (Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                   For the fiscal year ended August 31, 2006



                       Commission File Number 333-124284

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
                          (Issuers telephone number)


Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
    -------------------		       -----------------------------------------
           None                                          None



          Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                                (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

       The Company recorded $nil revenues for its fiscal year ended August 31, 2006.


   The aggregate market value of voting stock held by non-affiliates of the registrant was $nil on our Company's year end August 31, 2006 and as of December 13, 2006.


   Number of shares outstanding of the registrant's class of common stock as of our Company's year end and as of December 13, 2006 was 10,930,000. Currently there is no public market for the Company's shares. (See Item 5).


                      DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

                               TABLE  OF CONTENTS

FORM 10-KSB

                                     Part I



Page
PART I
Item 1     Description of Business                                      3
Item 2     Description of Property                                      6
Item 3     Legal Proceedings                                            6
Item 4     Submission of Matters to a Vote of Security Holders          6

PART II
Item 5    Market for Common Equity, Related Stockholder Matters and
          Small Business Issuer Purchases of Equity Securities          6
Item 6    Management's Discussion and Analysis or Plan of Operation     8
Item 7    Financial Statements                                          11
Item 8    Changes in and Disagreements with Accountants on Accounting
       	  and Financial Disclosure                                      12
Item 8A	  Controls and Procedures                                       12
Item 8B	  Other Information                                             12

PART III
Item 9    Directors and Executive Officers of the Registrant            14
Item 10   Executive Compensation                                        15
Item 11   Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                15
Item 12   Certain Relationships and Related Transactions                17
Item 13   Exhibits                                                      17
Item 14   Principal Accountant Fees and Services			17

                           FORWARD LOOKING STATEMENTS


From time to time, we may publish forward-looking statements relative to such matters as anticipated financial results, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The following discussion and analysis should be read in conjunction with the report on the Financial Statements and the accompanying Notes to the Financial Statements appearing later in this report. All statements other than statements of historical fact included in this Annual Report on Form 10-KSB are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: our current liquidity needs, as described in our periodic reports; changes in the economy; our inability to raise additional capital; our involvement in potential litigation; volatility of our stock price; the variability and timing of business opportunities; changes in accounting policies and practices; the effect of internal organizational changes; adverse state and federal regulation and legislation; and the occurrence of extraordinary or catastrophic events and terrorist acts. These factors and others involve certain risks and uncertainties that could cause actual results or events to differ materially from management's views and expectations. Inclusion of any information or statement in this report does not necessarily imply that such information or statement is material. We do not undertake any obligation to release publicly revised or updated forward-looking information, and such information included in this report is based on information currently available and may not be reliable after this date.



                                    PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

Cascade Technologies Corp. ("Cascade", "the Company", "we", or "our Company") was incorporated on January 16, 2004 in the State of Wyoming as Akron Technologies, Inc. We changed our name to Cascade Technologies Corp. on March 9, 2004. We have recently commenced operations and we currently have no business revenue and no significant assets. Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Subsequent to incorporation, Cascade has been in the developmental stage and has no operations to date. Our principal activities have only consisted of the issuance of shares to our original shareholders and an offering of 930,000 shares of our common stock to be resold by certain selling stockholders at $0.10 per share to the public by a Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, investing a significant amount of management time in creating and developing relationships with supplier contacts in Southeast Asia and the creation of our website, www.cascadetechnologies.net.

The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

We are in the process of becoming an independent, non-franchised stocking distributor who buys and sells semiconductors, electro-mechanical and passive components from franchised and non-franchised distributors. In October of 2005, we listed 20 different parts for sale on our website. We have not had any sales to date and our operations have been limited. We plan to service original equipment manufacturers ("OEM's) and maintenance, repair and overhaul customers ("MRO's") in emerging markets around the world including North America, Europe and Asia. Our officers and directors have a combined 40 years of sales expertise in the semiconductor industry. Our business concept is based on the following principles:

-      Knowing who produces or has produced which parts
-      Identifying where which parts are in stock
-      Negotiating market prices worldwide
-      A firm contract behind every order
-      24-hour delivery, including just in time

Generally, a non-franchised  stocking  distributor  is  one  who buys and sells parts independent of the parts manufacturer. We are not an authorized distributor for the parts we sell nor do we plan to engage in a formal franchise agreement with any manufacturer. As a non-franchised distributor, our customers are required to deal directly with us in relation to warranties on defective parts and they will not have any rights or warranties with the original manufacturer nor with any franchised or non-franchised distributor from which we purchase parts. However, we have negotiated with franchised and non-franchised distributors warranty agreements we believe to be similar to those issued by the manufacturer, based upon management's experience in the industry, for the return of defective products. Based upon management's experience, most franchised as well as non-franchised distributors offer warranty agreements similar to the manufacturer. We intend to only purchase products from distributors that offer this type of warranty. The warranty agreements are issued to us by the distributors with the full understanding that we will be reselling the components to third parties. This allows us to be able to offer our customers a similar warranty. The terms of the warranty given by our suppliers to us, and the warranty we can subsequently issue to our customers is as follows: a one (1) year warranty, from the date of purchase, guaranteeing that the parts are in good working condition and are free from any defects. This warranty will only cover the cost of the components. The warranty does not cover any labor costs associated with assembling the product or removing or replacing the defective component. Furthermore, the warranty will not cover parts damaged due to misuse or abuse by the purchaser.

PRINCIPAL PRODUCTS AND SERVICES

We intend to provide a service of sourcing and provide electronic components with a cost and delivery that meets our client's budgets and deliveries. Currently we have no clients and no revenue. We are targeting mid sized original equipment manufacturers "OEM's" who spend between one to ten million dollars on components a year. We plan to advertise our services on websites such as Broker Forum (www.brokerforum.com) and Chip Source (www.chipsource.com) in order to attract customers. A potential customer would start the process by calling or e-mailing a specific requirement for a part or parts which includes a quantity and target price. We would then consult our database of suppliers. Upon consulting the database, we would contact multiple suppliers to get the best price, delivery, and quote for the customer. Assuming the customer accepts our quote, we would ask for a deposit in advance, ranging from 10% to 100%, based upon the credit risk. Upon receipt of the deposit, we would then order the parts from the supplier. We hope to establish credit with the suppliers we have in our database in order to expedite the process. Upon our receipt of the parts, we would then ship them to our customer. We plan on including a profit margin on these sales based upon the specifics of the individual order, including the size of the order, the cost of the order, and the general availability of the parts

                                        3

We intend to sell products from over 100 different manufacturers around the world. We do not plan on purchasing these products directly from the manufacturers, but from franchised and non-franchised distributors. We may, from time to time, purchase excess inventory from different OEM's who will sell parts at a discount from time to time. We have no immediate plans, however, to purchase parts from OEM's at this discounted price.

The manufacturers from which we intend to source products generally have two or three authorized franchised distributors per continent. In some cases, these distributors are global companies and have worldwide franchises from these manufacturers. In Asia, where the market is much more competitive, a manufacturer may have five or six franchised distributors for their products. Generally, these manufacturers try to discourage their franchised distributors from selling parts to non-franchised distributors as they feel it adds no value in the supply channel. Ultimately, however, they cannot control to whom the distributor decides to sell the parts to. Most of the time, the franchised distributor will sell to non-franchised distributors even though they are aware that this non-franchised distributor will turn around and sell the parts for a profit.

At the present time, we believe we have secured relationships with six potential suppliers for future sales, four in China and two in Hong Kong. We have established verbal agreements with these suppliers in regards to warranty issues, shipping costs and issues, estimated response times on quotes for parts, and pricing issues. All agreements with suppliers presently are verbal. Though we fully believe these suppliers will honor the agreements, there is no guarantee that they will, nor is there any way for us to enforce such agreements. In 2005, our President in his trip to Asia met with various representatives of these suppliers in China. Due to that initial contact and consistent proper follow-up by our Company over the last couple of months those suppliers have had increasing confidence in us and are beginning now to be more forthcoming in their warranty representations. The Chinese business culture is based on relationship and an oral or verbal tradition. Developing strong relationships with proper supply representatives appears to be proving to be one of the potential strengths and advantages that our Company will enjoy to its market advantage. Due to our consistent relationship building effort we have now for all suppliers negotiated the following terms in regards to the warranties which we can subsequently issue to our customers: a one (1) year warranty, from the date of purchase, guaranteeing that the parts are in good working condition and are free from any defects. This warranty will only cover the cost of the components. The warranty does not cover any labor costs associated with assembling the product or removing or replacing the defective component. Furthermore, the warranty will not cover parts damaged due to misuse or abuse by the purchaser. We believe this warranty is similar to those issued by franchised distributors and original manufacturers based on management's experience in the industry. Based upon management's knowledge and experience, franchised as well as non-franchised distributors almost always obtain warranties from their distributors or from the original manufactures and therefore can offer the same warranty to their purchasers. Nevertheless, we will only purchase products from distributors that directly offer us this type of warranty. As we are issuing the warranty directly to the client based on the warranty we have with supplier, there is a chance that the supplier will refuse or be unable to honor the warranty. Should that happen, we will bear the risk and be responsible for the replacements costs of the defective parts in their entirety. In regards to shipping costs, Cascade will be responsible for paying the costs to ship the purchased products to its Canadian office with all six suppliers. Cascade has also negotiated pricing terms for certain parts with all the suppliers, ranging from periods of three to six months. At the expiration of the agreed upon time periods, the pricing terms are renegotiated. These pricing terms also include certain discounts for larger orders. All six suppliers have also agreed to a 24 to 48 hour response time on quotes for prices on parts that were not previously agreed upon.

We also plan on obtaining for inventory certain products if we can obtain those products at a discount to the market value. We may also purchase parts for inventory if we have retained a customer that has committed to place a three to six scheduled order with us.

We have actually begun preliminary operations and have listed twenty different parts for sale on our website (www.cascadetechnologies.net). We have already negotiated the prices of these parts from our suppliers. The quantities we have advertised are readily available to us for resale. At the present time, we have decided not to list a specific price for these parts, and plan on negotiating a fee with a potential customer based on the quantity of parts the customer is requesting. We feel this will allow us to test the market prior to launching a full advertising and sales campaign.


MARKETING STRATEGY

Cascade intends to focus on marketing our services through various channels. Currently, we have subscribed to www.brokerforum.com, a website that specifically targets brokers and distributors of electronic components. As part of the subscription, we are allowed to advertise sixty different for sale items per month on their website.

We intend to advertise in Electronic Buyers News (EBN), which is a weekly publication that goes out to the electronics buying community throughout North America. In addition we intend to advertise our own inventory and a comprehensive list of inventory that it has access to through three major global web sites that are used to source components. We also intend to take out advertisements in major electronics magazines in Europe and Asia and exhibit in four major trade shows a year, two in North America, one in Europe and one in Asia. The advertisement on web sites is specifically designed to attract customers from Europe and Asia. We also plan on establishing an 800 number in early 2007 to aid us in the retention of new customers.

We intend to register and list our web address with search engines and directories such as Google, Yahoo, and WebCrawler. We also plan to participate in special interest mailing lists to gain visibility among a targeted audience and generate traffic for our web site. E-mail messages would be sent to specific targeted mailing lists. We also plan to participate in industry related newsgroups to gain visibility and develop relationships with targeted audiences.

Online commerce, however, has been characterized by rapid technological change, evolving industry standards, changes in user and consumer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our website obsolete. We may experience difficulties that delay or prevent our being able to respond to these changes. The systems we develop may also be affected by outages, delays and other difficulties due to system failures of Internet service providers, online service providers and other website operators that control access to the Internet. Any such events could substantially harm our business.


COMPETITION

We face strong competition in the area of distribution of semiconductors, electro-mechanical and passive components. Most of our competitors are in a far better market position than we are. Some of the largest franchised distributors include Arrow Electronics based in New York and Avnet Electronics based in Phoenix. Arrow Electronics and Avent Electronics are multi billion dollar companies with offices all around the world and are franchised distributors for over 100 product lines. Some of the largest independent private brokers include America II based in Florida. DERF Electronics and Harry Krantz Company, both based out of New York. Our competitors are far more established in the industry and have access to far greater resources.


SOURCES AND AVAILABILITY OF PRODUCTS AND SUPPLIES

While the franchised distributor has established pricing with the manufacturers that they represent, it may not always be the best pricing. Components from manufacturers are often priced differently in different geographic regions. However, in North America, components are generally similarly priced. The only exception to this is occasionally components may be priced a bit lower in Northern California due to the fact that some of the largest consumers of certain of these specific parts are headquartered in the San Francisco Bay area. The price differences generally fluctuate between North America, Asia, and Europe, with North America generally being the most expensive.

Many local franchised distributors may be given a cost from a manufacturer in one geographic region that might be higher than in a different geographic region for the same part. Yet the franchised distributors' contract with the manufacturer does not allow him take inventory from the geographic region where the cost is cheapest and move it to his warehouse where he may be bound with a higher cost. It is management's belief that 95% of the OEM's buying these parts do not source parts globally, rather they continue to pay the market price for the part in their own geographic regions, and are missing out on cost savings if they source their parts globally. What are some reasons why these OEM's don't source globally? Management believes many OEM's prefer to deal with North American sources, as they don't want to deal with the time differences of dealing with European and Asian sources. Also, payment terms in Asia often differ with those in North America. North American vendors often allow for 45-day payment terms, while Asian vendors may be asked to pay in advance for its parts. Management also believes there is also an ongoing concern of counterfeit parts that are surfacing in Asia. Management believes that these OEM's would be willing to deal with an independent distributor in North America who procures parts from Europe and Asia and offers them terms, as these brokers are the ones taking the risk of potentially procuring counterfeit or used parts.

As an independent distributor, we will be forced to face the risks associated in dealing with Asian and European sources. We therefore plan on taking steps to manage those risks. We have found with our continued involvement with the Asian marketplace that one way of managing risks with Asian suppliers is to establish and foster close working relationships with the managers of those supply sources. A lot of Asian Chinese suppliers have recently merged from a Central government run economy that stressed relationships more than profits. As this is what those managers are accustomed to, we have found that relationship building is the most critical first step to supply security and becoming a trusted distributor or operating within a supply source distribution chain. With our continued contact between our Company's management and those supplier representatives, we have developed increasing loyalty from our initial six targeted suppliers as to where although most Asian suppliers require payment before shipping or require a deposit at the time of the order, we have now been able to arrange verbal agreements with those suppliers in Asia so that we will be able to obtain 30 day payment terms with no required deposit. There is no guarantee, however, that we will be able to obtain these favorable terms with other suppliers; however the Company continues to endeavor to develop more and more supplier relationships. Furthermore, as our agreements are verbal, there is no guarantee that these suppliers will honor our agreements. Should we be unable to obtain these terms, we may be forced to pay the deposit ourselves. This may result in an eight to ten week period where our deposit will be tied up.

We will also have to deal with the risks involved with purchasing counterfeit parts. We plan on implementing steps to minimize this risk. First, we plan on buying a vast majority of our parts directly from the manufacturer or a franchised distributor. We believe this will greatly lessen, if not eliminate, the risk of purchasing counterfeit parts. We also plan on taking steps to insure that other suppliers in our supply chain have purchased directly from manufacturers or from franchised distributors. For those suppliers that are not the manufacturer or a franchised distributor, we plan on negotiating 30 days terms with the supplier so that we have an opportunity to view and inspect the parts prior to purchase, and in some cases, allow our customers to install the parts prior to payment. Despite implementing these steps, we may still unwittingly purchase counterfeit parts, which we would not be able to resell. Should this happen, the financial impact would be substantial as the components in this industry have a high average selling price. Such occurrence may, in fact, cause our business to fail.


DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

This business is not the type of business that is, or can be, dominated by one or a small number of customers.

PATENT, TRADEMARK, LICENSE & FRANCHISE RESTRICTIONS AND CONTRACTUAL OBLIGATIONS & CONCESSIONS

There are no inherent factors or circumstances associated with this industry that we are aware of, or any of the products or services that we plan to provide, that would give cause for any patent, trademark or license infringements or violations. Our Company has also not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.


EXISTING OR PROBABLE GOVERNMENT REGULATIONS

Compliance with EAR
---------------------------

As a majority of our purchases and sales will be subject to export, we will be subject to U.S. export administration regulations (also known as EAR). The EAR is issued by the U.S. Department of Commerce, Bureau of Industry and Security
(BIS) under laws relating to the control of certain exports, re-exports and activities. The EAR has been designed primarily to implements the Export Administration Act of 1979. The core of the export control provisions of the EAR concerns exports from the United States. Commodities, software and technology that have been exported from the United States are generally subject to the EAR with respect to re-export. The export control provisions of the EAR are intended to serve the National Security, foreign policy, nonproliferation, and short supply interests of the United States and in some cases to carry out its international obligations. Some controls are designed to restrict access to dual use items by countries or persons that might apply such items to uses inimical to U.S. interests. These include controls designed to stem the proliferation of weapons of mass destruction and controls designed to limit the military and terrorism support capability of certain countries

In order to export certain items, we would be required to obtain a license. Licenses can be applied for at the Bureau of Industry and Security ("BIS") U.S. Department of Commerce. However, the ability to successfully obtain an export license is not guaranteed and is dependent upon various factors, including the country of export and the end use of the product. A majority of the rules and regulations involving the EAR can be found on their website at http://www.bxa.doc.gov/.

We believe that approximately 1 to 2 percent of products requested from our customers may require a license. At this time, however, we plan on turning down any orders that require a license for export as we feel that filling such orders is cost prohibitive and too time consuming. Most of the components that require a license to export are military in nature. We do not plan on marketing to, or soliciting orders from, foreign governments or military organizations that would purchase such components. We may receive requests for certain components that are deemed "dual use" components. Dual use components are those parts that have both a commercial as well as a military use. An example of dual use components includes those parts used in radar systems and guidance systems. These parts may be restricted for export and require a license. We do not expect the request for these components to be more than 1 to 2 percent of our total opportunities. At this time, we do not plan on filling these orders. We believe our decision not to source products that require a license will have minimal impact on our business.


COMPLIANCE WITH ENVIRONMENTAL LAWS

We believe that there are environmental regulations in place as of July 2006 that may impact our business. Listed below is a brief summary of the environmental regulations. The majority of these regulations concern the use of lead in the production of electronic components and systems.

The following key regulatory activities are driving the move to lead free parts.

       The European Council Directive on "Waste from Electrical and Electronic Equipment" (WEEE) proposes restrictions on the use of lead among other materials in electronic products. On October 10, 2002 the European Council and European Parliament reached an agreement to set a target date of July 1, 2006 for a ban on hazardous materials including lead.

       In addition to the Environmental Directorate's two proposals, the Enterprise Directorate has released a draft for a new directive concerning Electrical and Electronic Equipment (EEE). The Enterprise Directorate believes this document offers a new approach in addressing materials currently used in electrical and electronic equipment that the WEEE might consider banning.


The Japanese Ministry of International Trade has set the following targets:

       In April of 1997, the amount of Pb used for automobiles, except for batteries:

       End of 2000, be reduced "to half compared to 1996 by the end of 2000".

       End of 2005, be reduced to one third.

       Introduced legislation promoting the recycling of household electric appliances, to reclaim all Pb used, starting in 2001.


Household electric appliances manufacturers are already working towards the creation of completely Pb Phase-out products.

U.S. EPA announced on July 29, 1999, a proposed rule to drastically lower reporting thresholds for Pb and Pb compounds to the Toxic Release Inventory from 10,000 lbs. to 10 lbs.

These regulations may impact us should we purchase lead products that we are unable to sell because of the implementation of these regulations.


EMPLOYEES

Our company has no employees at the present time. Our President and Board Members are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

We have no intention of hiring employees, except as set out in our prospectus, until the business has been successfully launched and we have sufficient, reliable sales revenue flowing into the Company. Human resource planning will be part of an ongoing process that will include constant evaluation of operations and revenue realization.

Our President and Board Members presently devote only a portion of their time to the operation of our business (See Item 10).

ITEM  2.     DESCRIPTION OF PROPERTY.

The Company's maintains a leased office at Suite 1410 - 675 West Hastings Street, Vancouver, B.C., Canada. The term of the lease is for six months with an option to renew for an additional six months. The monthly rent is $600.00 USD.

We do not own facilities of any kind. At present we are operating from our official address located at the address given above. The Company believes this office is sufficient for current operations, but hopes to seek a larger office sometime in 2007. We will continue to use our present space for our executive offices for the foreseeable future.

We do not have any plants and have minimal equipment for the operation of our office.

We do not intend to invest in real estate.


ITEM 3.     LEGAL PROCEEDINGS.

None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We have not held a stockholders meeting or submitted matters to a vote of stockholders during the fourth quarter of fiscal 2006.



                                    PART II



ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

No market currently exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. We will be attempting to have our shares listed for trading on the Bulletin Board owned by the National Association of Securities Dealers, Inc. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 10,930,000 shares of common stock outstanding as of the Company year end August 31, 2006 and of December 13, 2006, 10,000,000 shares were owned by our officers and directors, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At Company year end and December 13, 2006, there were 51 holders of record.


DIVIDENDS

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

SEC RULE 15G

Our Company's shares are covered by Section 15g of the Securities Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.


RECENT SALES OF UNREGISTERED SECURITIES

The following is a history of our sales of unregistered securities since our incorporation on January 16, 2004.

On March 9, 2004, Mr. Bruce Hollingshead, President and a Director of our Company, purchased 5,000,000 shares of our common stock for $500.00, Ms. Christine Thomas, Secretary/Treasurer and a Director of our Company, purchased 2,500,000 shares of our common stock for $250.00, and Ms. Shannon MacQuarrie, a Director of our Company, purchased 2,500,000 shares of our common stock for $250.00. Mr. Hollingshead, Ms. Thomas and Ms. MacQuarrie continue to be subject to Rule 144 of the Securities Act of 1933.

During the period from August 1, 2004 to August 31, 2004, a private offering was completed, under which 930,000 shares of common stock were sold by subscription at a price of $.10 per share for a total of $93,000, to 48 subscribers. The securities were sold in reliance on Regulation S of the Securities Act of 1933, as amended. These shares were issued based on the following facts: (1) the subscribers were not U.S persons as that term is described under Regulation S; (2) the subscribers agreed not to engage in hedging activities with the securities unless in compliance with Regulation S of the Securities Act of 1933; (3) the subscribers have agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the subscribers agreed to sell the securities only in accordance with Regulation S, or until such time that the shares are validly registered. All of the subscribers are friends, relatives, or business associates of one or more of the Directors of the Company.

No underwriters were used, and no commissions or other remuneration was paid except to the company for any of the above noted.


DESCRIPTION OF SECURITIES

COMMON STOCK

We are authorized to issue up to 50,000,000 shares of Common Stock with no par value. The holders of our Common Stock are entitled to one vote per share held and have the sole right and power to vote on all matters on which a vote of stockholders is taken. Voting rights are non-cumulative. The holders of Common Stock are entitled to receive dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore and to share pro rata in any distribution to stockholders. Upon liquidation, dissolution, or the winding up of our company, the holders of the Common Stock are entitled to receive the net assets of the Company in proportion to the respective number of shares held by them after payment of liabilities which may be outstanding. The holders of Common Stock do not have any preemptive right to subscribe for or purchase any shares of any class of stock of the Company. The outstanding shares of Common Stock will not be subject to further call or redemption and are fully paid and non-assessable.

STOCK PURCHASE WARRANTS

None.

STOCK PURCHASE OPTIONS

None.


DIVIDENDS

We have not paid any cash dividends since inception. We do not intend to pay cash dividends in the foreseeable future, but intend to retain earnings, if any, for use in our business operations.


ITEM 6.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

We have not generated any revenues from products, services or operations since the inception of our Company. The foregoing analysis should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to roll out our business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

We have commenced with the development of a corporate identity package, which consists of a unique and distinctive identifying mark, or logo, and a background and typeface color scheme for use in both printed material such as stationery, business cards and sales material, as well as for use on Cascade's website.

We have and continue to invest significant amounts of Officers and Directors time and effort in establishing, maintaining and developing ties to supplier contacts within Asia. These ties as they develop and strengthen will allow us to source a greater and greater line of products to sell.

During the first stages of the Company's growth the Officers and Directors will provide all the labor required to operate the website at no charge. Since we intend to operate with very limited administrative support, the Officers and Directors will continue to be responsible for these duties for at least the first year of operations.

How long Cascade will be able to satisfy its cash requirements, and whether we will require additional outside funding in the next twelve months depends on how quickly our company can generate sales revenue and how much revenue can be generated.

Our ability to succeed is uncertain because we currently have no operating history upon which to base our growth projections. We expect, however, to experience significant growth when we are operational, and anticipate such growth will continue for the foreseeable future.

Our growth may place a significant strain on our managerial, financial, and operational resources. Failure to manage our growth effectively could harm our ability to generate revenues, which could impair our ability to compete, market, and promote our services.

Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to carry our normal operations for the next twelve months, before any cash requirements that may be needed for any further acquisitions or new business ventures, should we decide to pursue same, which may accelerate our need to raise additional cash. To the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

We do not anticipate making any major purchases of capital assets in the next twelve months, or conducting any research and development. Our current corporate employee count is expected to remain the same for the next 12 months.


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We believe our market risk exposures arises primarily from exposures to fluctuations in interest rates and exchange rates. We presently only transact business in Canadian and U.S. Dollars. We believe that the exchange rate risk surrounding the future transactions of the Company will not materially or adversely affect our future earnings. We do not use derivative financial instruments to manage risks or for speculative or trading purposes.

NEW ACCOUNTING STANDARDS

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

CRITICAL ACCOUNTING POLICIES

The SEC issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition and based on our current status as a development stage company, Cascade's most critical accounting policies include the valuation of intangibles, which affects their amortization and impairment calculations and stock-based compensation. The methods, estimates and judgments Cascade uses in applying these most critical accounting policies have a significant impact on the results it reports in its financial statements.

LONG-LIVED ASSETS - Long-lived assets are periodically reviewed for impairment by comparing the carrying amount of the assets with their estimated fair values. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in our current business model. Assumptions are made with respect to cash flows expected to be generated by the related assets based upon updated projections. Any changes in key assumptions or market conditions could result in an unanticipated impairment charge. For instance, in the event of a major market downturn, certain component sales may become unprofitable, which could result in a write-down of the carrying value of the assets located in inventory. Any impairment would be recognized in operating results if a permanent reduction were to occur.


INTANGIBLE ASSET VALUATION - The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. We may use our common stock to acquire assets and will probably use the Black-Scholes valuation method to determine a valuation for the stock used in an acquisition. The Black-Scholes valuation method calculates a volatility factor for the stock price and extrapolates a valuation using these criteria. This valuation method has generally proven effective for companies with established markets for their common stock; however, due to the lack of an established trading market for our common stock, in the opinion of management, this may result in an unduly high valuation for the stock.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements.

ITEM 7.      FINANCIAL STATEMENTS

The financial statements required by this Item begin on Page F-1 of this Form 10-KSB, and include:

-  the report of independent accountants

-  balance sheet as of August 31, 2006

- statements of operations, cash flows and stockholders' deficiency for January 16, 2004 (incorporation date) to August 31, 2006

-  notes to the financial statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A:     CONTROLS AND PROCEDURES

Our  President  and  Chief Executive Officer, and Chief Financial Officer  (the
"Certifying  Officers")   are  responsible  for  establishing  and  maintaining
disclosure controls and procedures for the Company.

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of August 31, 2006, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B:     OTHER INFORMATION

Pursuant to General Instruction B of Form 8-K, any reports previously or in the future submitted under Item 2.02 (Results of Operations and Financial Condition) are not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934 and the Company is not subject to the liabilities of that section, unless the Company specifically states that the information is to be considered "filed" under the Exchange Act or incorporates it by reference into a filing under the Securities Act or Exchange Act. If a report on Form 8-K contains disclosures under Item 2.02, whether or not the report contains disclosures regarding other items, all exhibits to such report relating to Item 2.02 will be deemed furnished, and not filed, unless the registrant specifies, under Item 9.01 (Financial Statements and Exhibits), which exhibits, or portions of exhibits, are intended to be deemed filed rather than furnished pursuant to this instruction. The Company is not incorporating, and will not incorporate, by reference these reports into a filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended.


                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names, ages and positions of the current directors and executive officers of the Company:

       Name                      Age                 Offices Held
       ------------------	 ---		     -------------------
       Bruce Hollingshead         36                 Director, President
       Christine Thomas           58                 Director,
						     Secretary/Treasurer
       Shannon MacQuarrie         43                 Director

BRUCE HOLLINGSHEAD, PRESIDENT AND DIRECTOR

Bruce Hollingshead is the incorporator and has served as President and Director of Cascade since its inception. Mr. Hollingshead has fifteen years of extensive experience with semiconductor companies and start-ups in Canada. Included in his experience are a variety of senior sales positions in the top three global distribution companies of semiconductor products. From June 2000 to March 2003, Mr. Hollingshead was a Project Manager for Pioneer Standard Electronics, a company based in Ohio. His duties included the negotiation of prices of 10 different key product lines with factories on behalf of 50 different customers. From March 2003 to the present, Mr. Hollingshead has held the position of Strategic Account Manager with Future Electronics, a Canadian company. His current responsibilities include managing the South East Asian market as well as other emerging accounts. Mr. Hollingshead attended Douglas College in New Westminster, B.C. for two years before leaving to pursue a career in the semiconductor industry. As President of our company, he has assumed the leadership role and accepted overall responsibility for the development of the Company. Mr. Hollingshead currently spends about thirty hours a week doing Cascade work. He will continue to make our company a priority and devote whatever time is necessary to make the business a success.

Mr. Hollingshead is not an officer or director of any other public company that files annual, quarterly and periodic reports with the United States Securities and Exchange Commission.

CHRISTINE THOMAS, SECRETARY/TREASURER AND DIRECTOR

Christine Thomas has over twenty-five years experience in the semiconductor, passive and electro-mechanical industry. Ms. Thomas has held various senior sales positions within the top 10 semiconductor distribution companies in the world including Avnet, Wyle Electronics, Anthem Electronics and Arrow Electronics. From July of 1998 till February of 2003, Ms. Thomas acted as a Sales Executive with Pioneer Standard Electronics, a company based in Ohio. From March of 2003 to the present, Ms. Thomas has held the position of Sales Executive with Arrow Electronics, an electronics distributor in British Columbia and Alberta. Ms. Thomas is currently devoting approximately twenty-five hours a week on Cascade responsibilities.

Ms. Thomas is not an officer or director of any other public company that files annual, quarterly and periodic reports with the United States Securities and Exchange Commission.

SHANNON MACQUARRIE, DIRECTOR

Shannon MacQuarrie has fifteen years of experience in the brokerage securities business with several different companies. The last two companies that she worked for were Midland Walwyn, now CIBC Wood Gundy, and First Marathon Securities, now National Bank. In working with these companies Ms. MacQuarrie has held several different positions in the securities department and trading department. From 2000 to the middle of 2002, Ms. MacQuarrie was self-employed as an independent investor. From 2002 to present, Ms. MacQuarrie has been a part owner and manager/administrator for SRM Enterprises Inc, a real estate development Company. Also, since 2002, Ms. MacQuarrie has consulted as a manager/administrator for Buena Vista Properties Inc., a real estate development Company. She is currently devoting about twenty-five hours a week to our business.

Ms. MacQuarrie is not an officer or director of any other reporting public company that files annual, quarterly and periodic reports with the United States Securities and Exchange Commission.


AUDIT COMMITTEE FINANCIAL EXPERT

We currenly do not have an audit committee financial expert, or an independent audit committee expert on our Board of Directors.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Not applicable.


CODE OF ETHICS

We have not yet prepared written code of ethics and employment standards for our company. We have only recently commenced operations.

ITEM 10.     EXECUTIVE COMPENSATION.

The Executive Officers did not receive any compensation for our fiscal year ended August 31, 2006, and we did not accrue any compensation. There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

   COMPENSATION OF DIRECTORS

We do not compensate our directors for their time spent on behalf of our company, but they are entitled to receive reimbursement for all out of pocket expenses incurred for attendance at our Board of Directors meetings.

PENSION AND RETIREMENT PLANS

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in the control of our company.

EQUITY COMPENSATION PLAN INFORMATION

We do not currently have an equity compensation plan.

EMPLOYMENT AGREEMENTS

We do not have written employment agreements with any of our key employees.

AUDIT COMMITTEE

Presently  the  Board  of  Directors  is  serving as the Audit Committee of our
Company.   We  intend  to  form a separate audit  committee,  and  are  seeking potential independent directors. We have initialized discussions with experienced businesspeople and plan to appoint an individual qualified as an audit committee financial expert.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of the Company year end August 31, 2006 and as of December 13, 2006 with respect to any person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the "Commission") pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company's Common Stock. As of the Company year end August 31, 2006 and as of December 13, 2006, there were 10,930,000 shares of Common Stock outstanding.

The number of shares of Common Stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of the Company year end and as of December 13, 2006 by each of the individual directors and executive officers and by all directors and executive officers as a group.


                                              	Amount and
                                              	Nature of
Title of                                      	Beneficial  	Percent
 Class    Name and Address of Beneficial Owner  Ownership  	of Class
--------  ------------------------------------	------------	--------
Common    Bruce Hollingshead                   	5,070,000(1)   	46.38%
          Director, President
          1346 Honeysuckle Lane
          Coquitlam, British Columbia, V3E 2N6

Common    Christine Thomas                      2,500,000     	22.88%
          Director, Secretary/Treasurer
          1215 Lansdowne Drive, Suite 410
          Coquitlam, British Columbia, V3E 2P2

Common    Shannon MacQuarrie                   	2,557,500(2)   	23.39%
          Director
          709 Carleton Drive
          Port Moody, BC, V3H 3K7

Common    Directors and officers as a group (3) 10,127,500    	92.66%


(1) 70,000 shares are held by Robyn Hollingshead, the wife of Bruce
Hollingshead
(2) 57,500 shares are held by Ray Merry, the husband of Shannon MacQuarrie.

Percent of Ownership is calculated in accordance with the Securities and Exchange Commission's Rule 13(d) - 13(d)(1)

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The following table lists all stock transactions between our Company and our Directors and Officers from January 16, 2004 or the date of incorporation, to
the date hereof.   All share purchases were paid for in cash.


Stock Purchaser's 	Date of Purchase  Total Number of 	Consideration
       Name                       	  Shares Purchased    	    Paid
------------------	----------------  ----------------	-------------
Bruce Hollingshead 	March 9, 2004     5,000,000       	$   500
Christine Thomas   	March 9, 2004     2,500,000       	$   250
Shannon MacQuarrie 	March 9, 2004     2,500,000       	$   250
      TOTAL                          	  10,000,000      	$ 1,000




ITEM 13.     EXHIBITS

 (A)   EXHIBIT INDEX

EXHIBITS HAVE BEEN OMITTED FROM THIS COPY. COPIES OF EXHIBITS MAY BE OBTAINED FROM CASCADE TECHNOLOGIES CORP. (THE "COMPANY") UPON REQUEST AND PAYMENT OF THE COMPANY'S COSTS IN FURNISHING SUCH COPIES. COPIES MAY ALSO BE DOWNLOADED FROM EDGAR AT THE SECURITIES AND EXCHANGE COMMISSION WEBSITE. (The foregoing is not applicable to the original[s] hereof.)


   3.1       Articles of Incorporation*
   3.2       By-laws*
   2         Letter Agreement for Office Space Rental dated May 1, 2006*
   31.1      ss 302 Certification of Chief Executive Officer
   31.2      ss 302 Certification of Chief Financial Officer
   32.1      ss 906 Certification of Chief Financial Officer and Chief
             Executive Officer

* Incorporated by referenceto our SB2 Registration Statement Amendment 7 filed on May 23, 2006, SEC File Number 333-124284.

(B)    REPORTS ON FORM 8-K

       None.


ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES - The aggregate fees billed as of August 31, 2006, for professional services rendered by the Company's accountant was approximately $10,175.00 for the audit of the Company's annual financial statements for the fiscal year ended August 31, 2006, including quarterly reviews. The Company's accountant billed approximately $5,750.00 for the audit of fiscal year ended August 31, 2005.

AUDIT-RELATED FEES - None.

TAX FEES - None for 2006 or 2005.

ALL OTHER FEES - Other than the services described above, no other fees were billed for services rendered by the principal accountant during fiscal 2006 or fiscal 2005.

AUDIT COMMITTEE POLICIES AND PROCEDURES - Not applicable.

If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees - Not applicable.

                           CASCADE TECHNOLOGIES CORP.
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS


                                 AUGUST 31, 2006
                            (STATED IN U.S. DOLLARS)



                                      INDEX



INDEPENDENT AUDITORS' REPORT                                         F-2

BALANCE SHEET as at AUGUST 31, 2006                                  F-3

STATEMENT OF LOSS
             for the period ended AUGUST 31, 2006                    F-4

STATEMENT OF CASH FLOWS
             for the period ended AUGUST 31, 2006                    F-5

STATEMENT OF STOCKHOLDERS' EQUITY
             for the period ended AUGUST 31, 2006                    F6

NOTES TO FINANCIAL STATEMENTS                                        F-7- F-9

                        DE JOYA GRIFFITH & COMPANY LLC
                  CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS
                          2580 ANTHEM VILLAGE PARKWAY
                            HENDERSON, NEVADA 89052


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors
Cascade Technologies, Corp.
(A Development Stage Company)
Port Moody, British Columbia, Canada

We have audited the accompanying balance sheet of Cascade Technologies, Corp. (A Development Stage Company) as of August 31, 2006 and the related statements of operations, stockholders' equity, and cash flows for the years ended August 31, 2006, 2005, and from January 16 2004 (Date of Inception) through August 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cascade Technologies, Corp. (A Development Stage Company) as of August 31, 2006, and the results of its operations and cash flows for the year ended August 31, 2006, 2005, and from January 16 2004 (Date of Inception) through August 31, 2006 in conformity with accounting principles generally accepted in the United States.



/s/ De Joya Griffith & Company, LLC
De Joya Griffith & Company, LLC
December 14, 2006
Henderson, Nevada



         Telephone (702) 563-1600  {circle}  Facsimile (702) 920-8049


			CASCADE TECHNOLOGIES, CORP.
		       (A DEVELOPMENT STAGE COMPANY)
			       BALANCE SHEET
			      AUGUST 31, 2006



 ASSETS

Current assets
   Cash			 				$	28,879
   Prepaid expense			 			   600
							--------------
Total assets				 		$	29,479
							==============
 LIABILITIES AND STOCKHOLDERS' EQUITY

Total liabilities				 	$	    --

Stockholders' equity
   Common stock; no par value; 50,000,000 shares		94,000
	authorized, 10,930,000 issued and outstanding
   Accumulated deficit during development stage		       (64,521)
							--------------
Total stockholders' equity		 			29,479
							--------------
Total liabilities and stockholders' equity		$	29,479
							==============



See Accompanying Report of Independent Registered Public Accounting
	    Firm and Notes to Financial Statements

					 CASCADE TECHNOLOGIES, CORP.
		       			(A DEVELOPMENT STAGE COMPANY)
			  		   STATEMENTS OF OPERATIONS



								 				From January 16, 2004
						  For the Year		 For the Year		 (Date of Inception)
				 		     Ended 		    Ended 		      through
						August 31, 2006		August 31, 2005		   August 31, 2006
						---------------		---------------		---------------------
Revenues			 		$	     -- 	$	     -- 		$	   --

Cost of revenues			 		     -- 		     --		 		   --
						---------------		---------------			-------------
   Gross profit		 				     -- 		     -- 		 	   --

Operating expenses
   Selling general and administrative		 	 28,172 		 23,497 		       64,521
						---------------		---------------			-------------
     Total operating expenses	 			 28,172 		 23,497 		       64,521
						---------------		---------------			-------------
   Loss before provision for income taxes		(28,172)		(23,497)		      (64,521)

Other income (expense)			 		     -- 		     -- 		 	   --

Provision for income taxes			 	     -- 		     -- 		 	   --
						---------------		---------------			-------------
Net loss			 		$	(28,172)	$	(23,497)		 $    (64,521)
						===============		===============
Basic income (loss) per common share		$	  (0.00)	$	  (0.00)
						===============		===============
Diluted income (loss) per common share		$	  (0.00)	$	  (0.00)
						===============		===============
Basic weighted average common
   shares outstanding		 		     10,930,000 	     10,930,000
						===============		===============


See Accompanying Report of Independent Registered Public Accounting Firm and Notes to Financial Statements

			     CASCADE TECHNOLOGIES, CORP.
		       	    (A DEVELOPMENT STAGE COMPANY)
		    	  STATEMENT OF STOCKHOLDERS' EQUITY
          FROM JANUARY 16, 2004 (DATE OF INCEPTION) THROUGH AUGUST 31, 2006



			   		 Common Stock		   Accumulated  	   Total
				   ------------------------	 Deficit During 	Stockholders'
	 			     Shares 	   Amount 	Development Stage 	   Equity
				   ----------	-----------	-----------------	-------------

Balance, January 16, 2004
  (Date of Inception)	 		   -- 	$	 -- 	       $       -- 	   $	   --

Issuance of stock for services,
  $ 0.0001 per share	 	   10,000,000 	      1,000 		       -- 		1,000

Issuance of stock for cash,
  $ 0.10  per share	 	      930,000 	     93,000 		       -- 	       93,000

Net loss	 			   -- 		 -- 		  (12,852)	      (12,852)
				   ----------	-----------	       ----------	   ----------
Balance, August 31, 2004	   10,930,000 	     94,000 		  (12,852)	       81,148

Net loss	 			   -- 		 -- 		  (23,497)	      (23,497)
				   ----------	-----------	       ----------	   ----------
Balance, August 31, 2005	   10,930,000 	     94,000 	 	  (36,349)	       57,651

Net loss	 			   -- 		 -- 		  (28,172)	      (28,172)
				   ----------	-----------	       ----------	   ----------
Balance, August 31, 2006	   10,930,000 	$    94,000 	       $  (64,521)	   $   29,479
				   ==========	===========	       ==========	   ==========



See Accompanying Report of Independent Registered Public Accounting
	    Firm and Notes to Financial Statements

					CASCADE TECHNOLOGIES, CORP.
				       (A DEVELOPMENT STAGE COMPANY)
					 STATEMENTS OF CASH FLOWS

								 				From January 16, 2004
						  For the Year		 For the Year		 (Date of Inception)
				 		     Ended 		    Ended 		      through
						August 31, 2006		August 31, 2005		   August 31, 2006
						---------------		---------------		---------------------

Cash flows from operating activities:
  Net loss			 		   $	(28,172)	   $	(23,497)	      $	      (64,521)
  Adjustments to reconcile net loss to net cash
     used by operating ativities:
  Stock based compensation		 		     -- 		     -- 		    	1,000
  Changes in operating assets and liabilities:
  Change in prepaid expense		 		   (600)		     -- 		      	 (600)
  Change in loans due to shareholders		 	   (289)		 (1,493)			   --
						   ------------		   ------------		      ---------------
	Net cash used by operating activities	 	(29,061)		(24,990)		      (64,121)

Cash flows from financing activities:
  Proceeds from issuance of common stock		     -- 		     -- 		       93,000
						   ------------		   ------------		      ---------------
	Net cash provided by financing activities	     -- 		     -- 		       93,000
						   ------------		   ------------		      ---------------
Net change in cash				 	(29,061)		(24,990)		       28,879

Cash, beginning of period				 57,940 		 82,930 		 	   --
						   ------------		   ------------		      ---------------
Cash, end of period				   $	 28,879 	   $	 57,940 	      $	       28,879
						   ============		   ============		      ===============


See Accompanying Report of Independent Registered Public Accounting Firm and Notes to Financial Statements

                          CASCADE TECHNOLOGIES, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS




1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

   Description of business - Cascade Technologies, Corp., (referred to as the "Company") is currently an entity with no operations.

   History - Akron Technologies, the Company's former name, was incorporated in Wyoming on January 16, 2004. The name was changed to Cascade Technologies on March 9, 2004.

   A Development Stage Company - The accompanying financial statements have been prepared in a accordance with the Statement of Financial Accounting Standards No. 7"According and Reporting by Development-Stage Enterprises". A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

   Definition of fiscal year - The Company's fiscal year end is August 31.

   Use of estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   Fair value of financial instruments - Financial accounting standards Statement No. 107, "Disclosure About Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The carrying amounts and estimated fair values of the Company's financial instruments approximate their fair value due to the short-term nature.

   Earnings (loss) per share - Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common stocks during the applicable period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

   Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   New accounting pronouncements - In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces Accounting Principles Board Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires "retrospective application" of the direct effect of a voluntary change in accounting principle to prior periods' financial statements where it is practicable to do so. SFAS 154 also redefines the term "restatement" to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early. We do not expect the adoption of SFAS 154 to have a material impact on its financial position, results of operations or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.

   1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

   New accounting pronouncements (continued)

   In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS No. 155"), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 140"). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. We do not expect the adoption of SFAS 155 to have a material impact on its financial position, results of operations or cash flows.

   In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets ("SFAS No. 156"), which amends FASB Statement No. 140 ("SFAS No. 140"). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said FAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We do not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.


2. CAPITAL STOCK TRANSACTIONS

   Common stock - The authorized common stock is 50,000,000 shares  with no par
   value.   As of August 31, 2006, the Company has 10,930,000 shares of  common stock issued and outstanding.

   In January 2004, the company issued 10,000,000 shares of its common stock to its directors in exchange for services totaling $1,000.

   During the fiscal year ended 2004, the company issued a total of 930,000 shares of its common stock to 48 individuals in exchange for $93,000 in cash.


                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CASCADE TECHNOLOGIES CORP.
                                        (Registrant)


                                 /s/ Christine Thomas
				 ---------------------
December 15, 2006                Christine Thomas,
				 Secretary/Treasurer/Director
                                 Chief Financial Officer



                                 /s/ Bruce Hollingshead
				 ----------------------
December 15, 2006                Bruce Hollingshead,
				 President/Director/
                                 Chief Executive Officer