Form 10QSB
period 2006-11-30
CASCADE TECHNOLOGIES CORP
filed 2007-01-16
CIK 1324344

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


(Mark One)

   [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended NOVEMBER 30, 2006

   [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  _________________  to   _____________________

                      Commission file number:  133-124284


                           CASCADE TECHNOLOGIES CORP.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


       	   WYOMING                                   98-0440633
-------------------------------		------------------------------------
(State or other jurisdiction of 	(I.R.S. Employer Identification No.)
incorporation or organization)


  675 West Hastings Street, Suite 1410, Vancouver, British Columbia  V6B 1N2
  --------------------------------------------------------------------------
                   (Address of principal executive offices)


                                  604-307-3011
			  ---------------------------
                          (Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes
[x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                         Outstanding as of December 15, 2006
--------------------------		-----------------------------------
Common Stock, no par value                          10,930,000


                        PART 1 - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.



		     CASCADE TECHNOLOGIES, CORP.
		    (A DEVELOPMENT STAGE COMPANY)
			    BALANCE SHEET
			  NOVEMBER 30, 2006
			     (UNAUDITED)



 ASSETS

Current assets
   Cash			 				$  26,831
   Prepaid expense					      600
							---------

	Total assets				 	$  27,431
							=========
 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Loans due to shareholders			        $     307
							---------
Total liabilities				 	      307


Stockholder's equity
   Common stock; no par value; 50,000,000 shares	   94,000
    authorized, 10,930,000 issued and outstanding
   Accumulated deficit during development stage		  (66,876)
							---------
	Total stockholders' equity		 	   27,124
							---------
Total liabilities and stockholders' equity		$  27,431
							=========

	 See Accompanying Notes to Financial Statements
				1






					 CASCADE TECHNOLOGIES, CORP.
					(A DEVELOPMENT STAGE COMPANY)
					   STATEMENS OF OPERATIONS


							 					From January 16, 2004
			 			For the Three Months 	For the Three Months 	 (Date of Inception)
			 			       Ended 		       Ended 		       through
						 November 30, 2006	 November 30, 2005	  November 30, 2006
						 -----------------	 -----------------	  -----------------

Revenues			 		 $		-- 	 $		-- 	  $		 --

Cost of revenues			 			-- 		 	-- 			 --
						 -----------------	 -----------------	  -----------------
   Gross profit		 					-- 		 	-- 		 	 --

Operating expenses
   Selling general and administrative		 	     2,355 		     4,007 		     66,876
						 -----------------	 -----------------	  -----------------
	Total operating expenses	 		     2,355 		     4,007 		     66,876
						 -----------------	 -----------------	  -----------------
   Loss before provision for income taxes		    (2,355)		    (4,007)		    (66,876)

Other income (expense)			 			-- 		 	-- 			 --

Provision for income taxes			 		-- 		 	-- 		 	 --
						 -----------------	 -----------------	  -----------------
Net loss			 		 $	    (2,355)	$	    (4,007)	  $	    (66,876)
						 =================	==================	  =================
Basic income (loss) per common share		 $	     (0.00)	$	     (0.00)
						 =================	==================
Diluted income (loss) per common share		 $	     (0.00)	$	     (0.00)
						 =================	==================
Basic weighted average common
   shares outstanding		 			10,930,000 		10,930,000
						 =================	==================

				See Accompanying Notes to Financial Statements
							2





					 CASCADE TECHNOLOGIES, CORP.
					(A DEVELOPMENT STAGE COMPANY)
				      STATEMENT OF STOCKHOLDERS' EQUITY


			   		      Common Stock		   Accumulated  	   Total
					------------------------  	  Deficit During 	Stockholders'
	 				Shares 		  Amount 	 Development Stage 	   Equity
					------------  ----------	 -----------------	------------

Balance, January 16, 2004
(Date of Inception)	 			  --  $	      -- 		 	-- 	$	  --

Issuance of stock for services,
$ 0.0001 per share	 		  10,000,000 	   1,000 		 	-- 	       1,000

Issuance of stock for cash,
$ 0.10  per share	 		     930,000 	  93,000 		 	-- 	      93,000

Net loss	 				  -- 	      -- 		   (12,852)	     (12,852)
					------------  ----------	 -----------------	------------
Balance, August 31, 2004	 	  10,930,000 	  94,000 		   (12,852)	      81,148

Net loss	 				  -- 	      -- 		   (23,497)	     (23,497)
					------------  ----------	 -----------------	------------
Balance, August 31, 2005	 	  10,930,000 	  94,000 	 	   (36,349)	      57,651

Net loss	 				  -- 	      -- 		   (28,172)	     (28,172)
					------------  ----------	 -----------------	------------
Balance, August 31, 2006		  10,930,000 	  94,000 		   (64,521)	      29,479

Net loss	 				  -- 	      -- 		    (2,355)	      (2,355)
					------------  ----------	 -----------------	------------
Balance, November 30, 2006	 	  10,930,000  $   94,000	 $	   (66,876)	$     27,124
					============  ==========	 =================	============



				See Accompanying Notes to Financial Statements
							3






						CASCADE TECHNOLOGIES, CORP.
						  STATEMENT OF CASHFLOWS
							(UNAUDITED)

								 					 From January 16, 2004
							For the Three Months	For the Three Months	  (Date of Inception)
				 				Ended 		       Ended 		 	through
							 November 30, 2006	 November 30, 2005	   November 30, 2006
							 -----------------	 -----------------	   -----------------

Cash flows from operating activities:
   Net loss			 			 $	    (2,355)	 $	    (4,007)	   $	     (66,876)
   Adjustments to reconcile net loss to net cash
     used by operating ativities:
   Stock based compensation		 				-- 		 	-- 		       1,000
   Changes in operating assets and liabilities:
   Change in prepaid expense		 				-- 		 	-- 		  	(600)
   Change in loans due to shareholders		 		       307 		 	78 		 	 307
							 -----------------	 -----------------	   -----------------
	Net cash used by operating activities	 		    (2,048)		    (3,929)		     (66,169)

Cash flows from financing activities:
   Proceeds from issuance of common stock			 	-- 		 	-- 		      93,000
							 -----------------	 -----------------	   -----------------
	Net cash provided by financing activities	 		-- 		 	-- 		      93,000
							 -----------------	 -----------------	   -----------------
Net change in cash				 		    (2,048)		    (3,929)		      26,831

Cash, beginning of period				 	    28,879 		    57,940 		 	  --
							 -----------------	 -----------------	   -----------------
Cash, end of period					 $	    26,831 	 $	    54,011 	   $	      26,831
							 =================	 =================	   =================


				     See Accompanying Notes to Financial Statements
							     4



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

   The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2006 and the results of operations presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This form 10QSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10QSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission). The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

OUR BUSINESS

Cascade Technologies Corp. ("Cascade", "We", "Us", "Our" or the "Company") was incorporated under the laws of Wyoming on January 16th, 2004 as Arkon Technologies Inc. We changed our name to Cascade Technologies Corp. on March 9, 2004. The current executive office of Cascade is Suite 1410 - 675 West Hastings Street, Vancouver, BC, Canada. The telephone number is (604) 307-3011. The fax number is (604) 357-5355. We maintain a website at www.cascadetechnologies.net. We have recently commenced operations and we currently have no business revenue and no significant assets. Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

We are in the process of becoming a non-franchised stocking distributor who buys and sells semiconductors, electro-mechanical and passive components from franchised and non-franchised distributors. Generally, a non-franchised stocking distributor is one who buys and sells parts independent of the parts manufacturer. We are not an authorized distributor for the parts we sell nor do we plan to engage in a formal franchise agreement with any manufacturer. As a non-franchised distributor, our customers are required to deal directly with us in relation to warranties on defective parts and they will not have any rights or warranties with the original manufacturer nor with any franchised or non-franchised distributor we purchase parts from. We have negotiated with franchised and non-franchised distributors, however, warranty agreements we believe to be similar to those issued by the manufacturer based upon management's experience in the industry, for the return of defective products. Based upon management's experience, most franchised as well as non-franchised distributors offer warranty agreements similar to the manufacturer. We will only purchase products from distributors that offer this type of warranty. The warranty agreements are issued to us by the distributors with the full understanding that we will be reselling the components to third parties. This allows us to be able to offer our customers a similar warranty. The terms of the warranty given by our suppliers to us, and the warranty we can subsequently issue to our customers is as follows: a one year warranty, from the date of purchase, guarantying that the parts are in good working condition and are free from any defects. This warranty will only cover the cost of the components. The warranty does not cover any labor costs associated with assembling the product or removing or replacing the defective component. Furthermore, the warranty will not cover parts damaged due to misuse or abuse by the purchaser. In October of 2005, we listed 20 different parts for sale on our website. We have not had any sales to date and have had limited operations.

EMPLOYEES

Our only employees are our officers and directors. The officers and directors will only be devoting their attention to our business on a part time basis. We estimate that Mr. Hollingshead devotes approximately 30 hours a week to the business. We estimate that Ms. Mac Quarrie and Ms. Thomas devote approximately 25 hours a week each.

PLAN OF OPERATIONS

We have established a website and have listed 20 products for sale. To date, we have made no sales. Also, our President has made one trip to China in the past year in order to interact with and solicit potential suppliers and customers. We feel we have secured relationships with six potential suppliers for future sales. We have established verbal agreements with these six suppliers in regards to warranty issues, shipping costs and issues, estimated response times on quotes for parts, and potential price discounts should our sales reach certain milestones. At this time, all agreements with suppliers are verbal. Though we fully believe these suppliers will honor our agreements, there is no guarantee that they will, nor is there any way for us to enforce such agreements. In 2005, our President in his trip to Asia met with various representatives of these suppliers in China. Due to that initial contact and consistent proper follow-up by our Company over the last few months those suppliers have had increasing confidence in us and are beginning now to be more forthcoming in their warranty representations. The Chinese business culture is based on relationship and an oral or verbal tradition. Developing strong relationships with proper supply representatives appears to be proving to be one of the potential strengths and advantages that our Company will enjoy to its market advantage.

We have completed negotiations with certain suppliers for the sale of 20 common components and currently have these parts advertised for sale on our website. We are also now advertising these parts on an industry website called Broker Forum (www.brokerforum.com). Broker Forum is a website that many industry buyers and sellers visit. Sellers of parts advertise the inventory or availability of parts through Broker Forum and their own websites. Presently, we are testing the market with the sale of these 20 products on our website and have recently advertised on www.Brokerforum.com.

We intend to advertise in Electronic Buyers News (EBN) which is a weekly publication that goes out to the electronics buying community throughout North America. In addition we intend to advertise our own inventory and a comprehensive list of inventory that it has access to through three major global web sites that are used to source components. We also intend to take out advertisements in major electronics magazines in Europe and Asia and exhibit in four major trade shows a year, two in North America, one in Europe and one in Asia. The advertisement on web sites is specifically designed to attract customers from Europe and Asia. We also plan on establishing an 800 number in early 2007 to aid us in the retention of new customers.

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

We plan to purchase approximately $10,000 worth of inventory for future sale. This will coincide with our planned advertising campaign in Electronic Buyers News and other industry publications. We intend to review the sales history of our products prior to purchasing this inventory.

As soon as practical in 2007 we plan to hire a full time sales person to cover North America and Europe. The proposed compensation for this sales person is estimated to be a base salary of $40,000/year with a commission package of one (1%) percent of the value of the sales, excluding all taxes. Also in 2007 we plan to establish a larger, full time office. Also, over the next twelve months, we anticipate that we will expend approximately $3000 to continually update our central database of suppliers as we continue to grow.

Our costs over the next twelve months are estimated to be approximately $157,000. At this time, we do not have monies to cover these costs. The completion of our business plan for the next twelve months is contingent upon us obtaining additional financing. However, there is no guarantee that we will be able to raise such needed financing. If we do not raise the sufficient funds necessary to support our plan of operation, we may be forced to severely curtail, or even completely cease our operations. At this time, we do not have any source of funding nor have we conducted any substantial research in regards to obtaining this funding.

CRITICAL ACCOUNTING POLICIES

Our  discussion  and  analysis  of  our  financial  condition  and  results  of operations are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets, any potential losses from pending litigation and deferred tax asset or liability. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.


ITEM 3.CONTROLS AND PROCEDURES.

Our  President  and  Chief Executive Officer, and Chief Financial Officer  (the
"Certifying  Officers")   are  responsible  for  establishing  and  maintaining
disclosure controls and procedures for the Company.

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of November 30, 2006, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We have not held a stockholders meeting or submitted matters to a vote of stockholders during the period covered by this report.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS


3.1(a)   Articles of Incorporation of Cascade Technologies Corp.*
3.1(b)   Amendment to Articles of Incorporation of Cascade Technologies Corp.*
3.2      By Laws of Cascade Technologies Corp.*
10.1     Letter Agreement for Office Space Rental (Dated May 1, 2006)*
31.1     ss. 302 Certification of Chief Executive Officer
31.2     ss. 302 Certification of Chief Financial Officer
32.1     ss. 906 Certification of Chief Executive Officer, Chief
         Financial Officer
------------------------------------------------------------------------------

Exhibits marked with a * are hereby incorporated by reference and can be found in our SB-2 Registration Statement, as amended, filed under SEC File Number 333-124284.



                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CASCADE TECHNOLOGIES CORP.




December 15, 2006                      /s/ Bruce Hollingshead
				       --------------------------------------
		                       Bruce Hollingshead, President/Director
				       Chief Executive Officer


December 15, 2006                      /s/ Christine Thomas
				       ------------------------------------
		                       Christine Thomas, Secretary/Director
                                       Chief Financial Officer



December 15, 2006                      /s/ Shannon MacQuarrie
				       ----------------------------
		                       Shannon MacQuarrie, Director