Form 10QSB
period 2007-02-28
CASCADE TECHNOLOGIES CORP
filed 2007-04-24
CIK 1324344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

   [x]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     February 28, 2007

  [  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  _________________    to  _____________________

Commission file number:  133-124284

CASCADE TECHNOLOGIES CORP.

(Exact name of small business issuer as specified in its charter)

WYOMING

98-0440633

(State or other jurisdiction of incorporation

(I.R.S. Employer Identification No.)

or organization)

675 West Hastings Street, Suite 1410, Vancouver, British Columbia  V6B 1N2

(Address of principal executive offices)

604-307-3011

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x] No [ ] and (2) has been subject to such filing requirements for the past 90 days.  Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X ]  No []

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class

Outstanding as of April 20, 2007

Common Stock, no par value

10,930,000

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements.

CASCADE TECHNOLOGIES CORP.

  FINANCIAL STATEMENTS

For the six months ended February 28, 2007 and 2006

CASCADE TECHNOLOGIES CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEET FEBRUARY 28, 2007 (UNAUDITED)

ASSETS

Current assets
Cash	$ 20,415
Prepaid expense	600

Total assets	$ 21,015

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Loans due to shareholders	$ 595

Total liabilities	595

Stockholder's equity
Common stock; no par value; 50,000,000 shares	94,000
authorized, 10,930,000 issued and outstanding
Accumulated deficit during development stage	(73,580)
Total stockholders' equity	20,420

Total liabilities and stockholders' equity	$ 21,015

See Accompanying Notes to Financial Statements

CASCADE TECHNOLOGIES CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (UNAUDITED)
From January 16, 2004
	For the Three Months	For the Six Months	For the Three Months	For the Six Months	(Date of Inception)
	Ended	Ended	Ended	Ended	through
	February 28, 2007	February 28, 2007	February 28, 2006	February 28, 2006	February 28, 2007

Revenues	$ -	$ -	$ -	$ -	$ -
Cost of revenues	--	--	--	--	--
Gross profit	--	--	--	--	--

Operating expenses
Selling general and administrative	6,704	9,059	2,525	6,532	73,580
Total operating expenses	6,704	9,059	2,525	6,532	73,580

Loss before provision for income taxes	(6,704)	(9,059)	(2,525)	(6,532)	(73,580)

Other income (expense)	--	--	--	--	--
Provision for income taxes	--	--	--	--	--

Net loss	$ (6,704)	$ (9,059)	$ (2,525)	$ (6,532)	$ (73,580)

Basic income (loss) per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Diluted income (loss) per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Basic weighted average common
shares outstanding	10,930,000	10,930,000	10,930,000	10,930,000

See Accompanying Notes to Financial Statements

CASCADE TECHNOLOGIES CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF STOCKHOLDERS’ EQUITY FROM JANUARY 16, 2007 (DATE OF INCEPTION) THROUGH FEBRUARY 28, 2007 (UNAUDITED)
			Accumulated	Total
	Common Stock		Deficit During	Stockholders'
	Shares	Amount	Development Stage	Equity
Balance, January 16, 2004 (Date of Inception)	--	$ --	--	$ --

Issuance of stock for services, $ 0.0001 per share	10,000,000	1,000	--	1,000

Issuance of stock for cash, $ 0.10 per share	930,000	93,000	--	93,000

Net loss	--	--	(12,852)	(12,852)

Balance, August 31, 2004	10,930,000	94,000	(12,852)	81,148

Net loss	--	--	(23,497)	(23,497)

Balance, August 31, 2005	10,930,000	94,000	(36,349)	57,651

Net loss	--	--	(28,172)	(28,172)

Balance, August 31, 2006	10,930,000	94,000	(64,521)	29,479

Net loss	--	--	(9,059)	(9,059)

Balance, February 28, 2007	10,930,000	$ 94,000	$ (73,580)	$ 20,420

See Accompanying Notes to Financial Statements

CASCADE TECHNOLOGIES CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (UNAUDITED)
			From January 16, 2004
	For the Six Months	For the Six Months	(Date of Inception)
	Ended	Ended	through
	February 28, 2007	February 28, 2006	February 28, 2007

Cash flows from operating activities:
Net loss	$ (9,059)	$ (6,532)	$ (73,580)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	--	--	1,000
Changes in operating assets and liabilities:
Change in prepaid expense	--	--	(600)
Change in loans due to shareholders	595	(1,424)	595

Net cash used by operating activities	(8,464)	(7,956)	(72,585)

Cash flows from financing activities:
Proceeds from issuance of common stock	--	--	93,000
Net cash provided by financing activities	--	--	93,000

Net change in cash	(8,464)	(7,956)	20,415

Cash, beginning of period	28,879	82,930	--

Cash, end of period	$ 20,415	$ 74,974	$ 20,415

See Accompanying Notes to Financial Statements

CASCADE TECHNOLOGIES CORP.

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

The interim financial statements present the balance sheet, statements of operations, stockholders’ equity and cash flows of Cascade Technologies, Corp.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of February 28, 2007 and the results of operations presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2.

SIGNIFICANT ACCOUNTING POLICIES

Use of estimates – The preparation of unaudited financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

This Form 10-QSB contains forward-looking statements within the meaning of the federal securities laws.  These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties.  These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future.  Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-QSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission).  The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

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

We have commenced with the development of a corporate identity package, which consists of a unique and distinctive identifying mark, or logo, and a background and typeface color scheme for use in both printed material such as stationery, business cards and sales material, as well as for use on Cascade’s website.

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

Item 3.

Controls and Procedures.

Our President and Chief Executive Officer, and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure.  Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of February 28, 2007, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders.

We have not held a stockholders meeting or submitted matters to a vote of stockholders during the period covered by this report.

Item 5.  Other Information

None

Item 6.  Exhibits

3.1(a)	Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Form SB-2 Registration Statement, as amended, filed under SEC File Number 333-124284.
3.1(b)	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Form SB-2 Registration Statement, as amended, filed under SEC File Number 333-124284.
3.2(a)	By Laws	Incorporated by reference to the Exhibits attached to the Form SB-2 Registration Statement, as amended, filed under SEC File Number 333-124284.
3.2(b)	Amended and Restated ByLaws	Incorporated by reference to our Schedule 14C filed on March 20, 2007.
10.1	Letter Agreement for Office Space Rental (Dated May 1, 2006)	Incorporated by reference to the Exhibits attached to the Form SB-2 Registration Statement, as amended, filed under SEC File Number 333-124284.
22.1	Notice of Annual Meeting of Shareholders	Incorporated by reference to our Schedule 14C filed on March 22, 2007.
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification- Principal Accounting Officer and Principal Financial Officer	Filed herewith
32.1	Certification for CEO and CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE TECHNOLOGIES CORP.

 /s/ Bruce Hollingshead

April 24, 2007

Bruce Hollingshead, President/Director

 /s/ Christine Thomas

April 24, 2007

Christine Thomas, Secretary/Director

Chief Financial Officer

 /s/ Shannon MacQuarrie

April 24, 2007

Shannon MacQuarrie, Director