Form 10QSB
period 2007-05-31
CASCADE TECHNOLOGIES CORP
filed 2007-07-16
CIK 1324344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

   [x]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     May 31, 2007

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

Class

Outstanding as of May 31, 2007

Common Stock, no par value

10,930,000

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements.

CASCADE TECHNOLOGIES,CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

MAY 31, 2007

(UNAUDITIED)

ASSETS

Current assets
Cash	$ 11,666
Prepaid expense	600

Total assets	$ 12,266

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Loans due to shareholders	$ 751

Total liabilities	751

Stockholder's equity
Common stock; no par value; 50,000,000 shares	94,000
authorized, 10,930,000 issued and outstanding
Accumulated deficit during development stage	(82,485)
Total stockholders' equity	11,515

Total liabilities and stockholders' equity	$ 12,266

See Accompanying Notes to Financial Statements

CASCADE TECHNOLOGIES, CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITIED)

From January 16, 2004
	For the Three Months	For the Nine Months	For the Three Months	For the Nine Months	(Date of Inception)
	Ended	Ended	Ended	Ended	through
	May 31, 2007	May 31, 2007	May 31, 2006	May 31, 2006	May 31, 2007

Revenues	$ --	$ --	$ --	$ --	$ --

Cost of revenues	--	--	--	--	--

Gross profit	--	--	--	--	--

Operating expenses
Selling general and administrative	8,905	17,964	1,598	8,130	82,485
Total operating expenses	8,905	17,964	1,598	8,130	82,485

Loss before provision for income taxes	(8,905)	(17,964)	(1,598)	(8,130)	(82,485)

Other income (expense)	--	--	--	--	--

Provision for income taxes	--	--	--	--	--

Net loss	$ (8,905)	$ (17,964)	$ (1,598)	$ (8,130)	$ (82,485)

Basic income (loss) per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Diluted income (loss) per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Basic weighted average common
shares outstanding	10,930,000	10,930,000	10,930,000	10,930,000

See Accompanying Notes to Financial Statements

CASCADE TECHNOLOGIES, CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITIED)

			Accumulated	Total
	Common Stock		Deficit During	Stockholders'
	Shares	Amount	Development Stage	Equity
Balance, January 16, 2004 (Date of Inception)	--	$ --	--	$ --

Issuance of stock for services, $ 0.0001 per share	10,000,000	1,000	--	1,000

Issuance of stock for cash, $ 0.10 per share	930,000	93,000	--	93,000

Net loss	--	--	(12,852)	(12,852)

Balance, August 31, 2004	10,930,000	94,000	(12,852)	81,148

Net loss	--	--	(23,497)	(23,497)

Balance, August 31, 2005	10,930,000	94,000	(36,349)	57,651

Net loss	--	--	(28,172)	(28,172)

Balance, August 31, 2006	10,930,000	94,000	(64,521)	29,479

Net loss for 9 months ended May 31, 2007	--	--	(17,964)	(17,964)

Balance, May 31, 2007	10,930,000	$ 94,000	$ (82,485)	$ 11,515

See Accompanying Notes to Financial Statements

CASCADE TECHNOLOGIES, CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITIED)

			From January 16, 2004
	For the Nine Months	For the Nine Months	(Date of Inception)
	Ended	Ended	through
	May 31, 2007	May 31, 2006	May 31, 2007

Cash flows from operating activities:
Net loss	$ (17,964)	$ (8,130)	$ (82,485)
Adjustments to reconcile net loss to net cash
used by operating ativities:
Stock based compensation	--	--	1,000
Changes in operating assets and liabilities:
Change in prepaid expense	--	--	(600)
Change in loans due to shareholders	751	91	751

Net cash used by operating activities	(17,213)	(8,039)	(81,334)

Cash flows from financing activities:
Proceeds from issuance of common stock	--	--	93,000
Net cash provided by financing activities	--	--	93,000

Net change in cash	(17,213)	(8,039)	11,666

Cash, beginning of period	28,879	57,940	--

Cash, end of period	$ 11,666	$ 49,901	$ 11,666

See Accompanying Notes to Financial Statements

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of May 31, 2007 and the results of operations presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

We are in the process of becoming a non-franchised stocking distributor who buys and sells semiconductors, electro-mechanical and passive components from franchised and non-franchised distributors.  Generally, a non-franchised stocking distributor is one who buys and sells parts independent of the parts manufacturer.  We are not an authorized distributor for the parts we sell nor do we plan to engage in a formal franchise agreement with any manufacturer.  As a non-franchised distributor, our customers are required to deal directly with us in relation to warranties on defective parts and they will not have any rights or warranties with the original manufacturer nor with any franchised or non-franchised distributor do we purchase parts from.  We have negotiated with franchised and non-franchised distributors, however, warranty agreements we believe to be similar to those issued by the manufacturer based upon management's experience in the industry, for the return of defective products.  Based upon management's experience, most franchised as well as non-franchised distributors offer warranty agreements similar to the manufacturer.  We will only purchase products from distributors that offer this type of warranty.  The warranty agreements are issued to us by the distributors with the full understanding that we will be reselling the components to third parties.  This allows us to be able to offer our customers a similar warranty.  The terms of the warranty given by our suppliers to us, and the warranty we can subsequently issue to our customers is as follows:  a one year warranty, from the date of purchase, guarantying that the parts are in good working condition and are free from any defects.  This warranty will only cover the cost of the components.  The warranty does not cover any labor costs associated with assembling the product or removing or replacing the defective component.  Furthermore, the warranty will not cover parts damaged due to misuse or abuse by the purchaser.  In October of 2005, we listed 20 different parts for sale on our website.  We have not had any sales to date and have had limited operations.

EMPLOYEES

Our only employees are our officers and directors.  The officers and directors will only be devoting their attention to our business on a part time basis.  We estimate that Mr. Hollingshead devotes approximately 30 hours a week to the business.  We estimate that Ms. Mac Quarrie and Ms. Thomas devote approximately 25 hours a week each.

PLAN OF OPERATIONS

Since we have established a website and have listed 20 products for sale we have had increasing interest in the products we have listed.  Although to date, we have made no sales, we have obtained expressions of interest and currently have a conditional letter of intent to acquire $5,000 worth of product.  This conditional letter of intent is dependant on our satisfying the customer on warranty issues which we are attempting to do.  Due to our prior contact with various suppliers, those suppliers are now proceeding to provide the responses we need to satisfy the customer’s conditions.

We have completed negotiations with certain suppliers for the sale of 20 common components and currently have these parts advertised for sale on our website.

As part of our marketing strategy, we have also advertised our parts on various industry websites such as Broker Forum, and print media such as Electronic Buyers News and other various global web sites.  This advertising has generated some interest in our products as noted above.  We anticipate that provided we are able to satisfy the conditions of the current pending order and obtaining the proceeds from that sale, we will then finalize advertisements in major electronics magazines in Europe and Asia and gear up exhibitions in four major trade shows a year, two in North America, one in Europe and one in Asia.  The advertisement on web sites is specifically designed to attract customers from Europe and Asia.  We will be obtaining an 800 number by the end of the summer to aid us in the retention of new customers.

Our directors continue to spend time on creating profile by registering and listing our web address with search engines and directories such as Google, Yahoo, and WebCrawler.  This profiling is allowing us to source names in the industry to allow us to create special interest mailing lists to gain visibility among a targeted audience and generate traffic for our web site.

We have completed the development of a corporate identity package, which consists of a unique and distinctive identifying mark, or logo, and a background and typeface color scheme for use in both printed material such as stationery, business cards and sales material.  This is shown on our Cascade’s website.

We have and continue to invest significant amounts of Officers and Directors time and effort in establishing, maintaining and developing ties to supplier contacts within Asia.  These ties as they develop and strengthen will allow us to source a greater and greater line of products to sell.

In attempting to satisfy the conditions of the currently pending order, we have indicated to our suppliers that we will be purchasing $5,000 worth of inventory for this sale.

Our president has been reviewing credentials and resumes of people that are suitable candidates to become a full time sales person to cover North America and Europe.  The timing of the sales person’s hiring will be a combination of finalizing the current order and finding the proper sales person.  The proposed compensation for this sales person is estimated to be a base salary of $40,000/year with a commission package of one (1%) percent of the value of the sales, excluding all taxes and this compensation package appears to have generated some potential candidates.  Also, which is a continuing effort, we anticipate over the next year that we will expend approximately $3000 to continually update our central database of suppliers as we continue to grow.

Based on current estimates we anticipate our cost for the following 12 months to be approximately $150,000.00 before any revenues are generated.  At this time, we do not have monies to cover these costs.  The completion of our business plan for the next twelve months is contingent upon us obtaining additional financing.  However, there is no guarantee that we will be able to raise such needed financing.  If we do not raise the sufficient funds necessary to support our plan of operation, we may be forced to severely curtail, or even completely cease our operations.  At this time, we do not have any source of funding nor have we conducted any substantial research in regards to obtaining this funding.

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

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure.  Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of May 31, 2007, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders.

As indicated by the Definitive 14(c) filing, on May 10, 2007, the Corporation held its 2006 Annual General Meeting.  The meeting was held at 288-12899-76 Avenue.  The meeting was called to order and by person and proxy 10,127,000 votes were present.  As these votes constituted a quorum in attendance the following items were submitted to a vote and approved by the Security Holders.

1.

Election of the complete Board of Directors.  After due nomination and call for election and the election the following parties were elected to be the Board of Directors of the Corporation; being:

Bruce Hollingshead, Christine Thomas and Shannon MacQuarrie.  Each nominee was elected with 10,127,000 voting in favour thereof, and none against

2.

The appointment of the firm of De Joya Griffith and Company LLC, Certified Public Accountants & Consultants as auditors for the Corporation was approved by a vote of 10,127,000 in favour, none opposed; and

3.

the security holders ratified, confirmed and approved all acts, deeds and things done by and the proceedings of the Directors and Officers of the Corporation on its behalf since the last inception of the Corporation by a vote of 10,127,000 in favour; none opposed.

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

CASCADE TECHNOLOGIES CORP.

/s/ Bruce Hollingshead

July 16, 2007

Bruce Hollingshead, President/Director

 /s/ Christine Thomas

July 16, 2007

Christine Thomas, Secretary/Director

Chief Financial Officer

 /s/ Shannon MacQuarrie

July 16, 2007

Shannon MacQuarrie, Director