Form 10QSB/A
period 2007-05-31
CASCADE TECHNOLOGIES CORP
filed 2007-08-28
CIK 1324344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/AMENDMENT #1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x] No [ ] and (2) has been subject to such filing requirements for the past 90 days.  Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ x ]  No [  ]

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

CASCADE TECHNOLOGIES CORP.

/s/ Bruce Hollingshead

August 27, 2007

Bruce Hollingshead, President/Director

 /s/ Christine Thomas

August 27, 2007

Christine Thomas, Secretary/Director

Chief Financial Officer

 /s/ Shannon MacQuarrie

August 27, 2007

Shannon MacQuarrie, Director