Form 10KSB
period 2007-08-31
CASCADE TECHNOLOGIES CORP
filed 2007-11-29
CIK 1324344

As filed with the Securities and Exchange Commission on November 29, 2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

Commission File Number 333-124284

CASCADE TECHNOLOGIES CORP.

(Exact name of registrant as specified in its charter)

WYOMING	98-0440633
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

Suite 1410 - 675 West Hastings Street, Vancouver, British Columbia, Canada V6B 1N2

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code          (604) 307-3011

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Name of each exchange on which registered

None

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

The Company recorded $nil revenues for its fiscal year ended August 31, 2007.

The aggregate market value of voting stock held by non-affiliates of the registrant was $nil on our Company’s year end August 31, 2007 and as of November 29, 2007.

Number of shares outstanding of the registrant’s class of common stock as of our Company’s year end and as of November 29, 2007 was 10,930,000.  Currently there is no public market for the Company's shares. (See Item 5).

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

TABLE  OF CONTENTS

FORM 10-KSB

                                     Part I

           Page

PART I

Item 1     Description of Business

3

Item 2     Description of Property

9

Item 3     Legal Proceedings

9

Item 4     Submission of Matters to a Vote of Security Holders

9

PART II

Item 5    Market for Common Equity, Related Stockholder Matters and

Small Business Issuer Purchases of Equity Securities

10

Item 6    Management's Discussion and Analysis or Plan of Operation

11

Item 7    Financial Statements

13

Item 8    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

14

Item 8A

Controls and Procedures

14

Item 8B

Other Information

14

PART III

Item 9    Directors and Executive Officers of the Registrant

15

Item 10  Executive Compensation

16

Item 11  Security Ownership of Certain Beneficial Owners and Management

              and Related Stockholder Matters

17

Item 12  Certain Relationships and Related Transactions

18

Item 13  Exhibits

18

              Item 14   Principal Accountant Fees and Services

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

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

Cascade Technologies Corp. (“Cascade”, “the Company”, “we”, or “our Company”) was incorporated on January 16, 2004 in the State of Wyoming as Akron Technologies, Inc.  We changed our name to Cascade Technologies Corp. on March 9, 2004.  We have recently commenced operations and we currently have no business revenue and no significant assets.  Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.  Subsequent to incorporation, Cascade has been in the developmental stage and has no operations to date.  Our principal activities have only consisted of the issuance of shares to our original shareholders and an offering of 930,000 shares of our common stock to be resold by certain selling stockholders at $0.10 per share to the public by a Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, investing a significant amount of management time in creating and developing relationships with supplier contacts in Southeast Asia and the creation of our website, www.cascadetechnologies.net.

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

We are in the process of becoming an independent, non-franchised stocking distributor who buys and sells semiconductors, electro-mechanical and passive components from franchised and non-franchised distributors.  In October of 2005, we listed 20 different parts for sale on our website.  We have not had any sales to date and our operations have been limited.  We plan to service original equipment manufacturers ("OEM's) and maintenance, repair and overhaul customers ("MRO's") in emerging markets around the world including North America, Europe and Asia.  Our officers and directors have a combined 40 years of sales expertise in the semiconductor industry.  Our business concept is based on the following principles:

*      Knowing who produces or has produced which parts

*      Identifying where which parts are in stock

*      Negotiating market prices worldwide

*      A firm contract behind every order

*      24-hour delivery, including just in time

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

Principal Products and Services

We intend to provide a service of sourcing and provide electronic components with a cost and delivery that meets our client's budgets and deliveries.  As noted below, currently we have few potential clients and no revenue.  We are targeting mid sized original equipment manufacturers "OEM's" who spend between one to ten million dollars on components a year.  We plan to advertise our services on websites such as Broker Forum (www.brokerforum.com) and Chip Source (www.chipsource.com) in order to attract customers.  A potential customer would start the process by calling or e-mailing a specific requirement for a part or parts which includes a quantity and target price.  We would then consult our database of suppliers.  Upon consulting the database, we would contact multiple suppliers to get the best price, delivery, and quote for the customer.  Assuming the customer accepts our quote, we would ask for a deposit in advance, ranging from 10% to 100%, based upon the credit risk.  Upon receipt of the deposit, we would then order the parts from the supplier.  We hope to establish credit with the suppliers we have in our database in order to expedite the process.  Upon our receipt of the parts, we would then ship them to our customer.  We plan on including a profit margin on these sales based upon the specifics of the individual order, including the size of the order, the cost of the order, and the general availability of the parts.

At this time we have received a proforma draft purchase order for $5,000 worth of parts.  The purchase order is proforma and draft in nature as our potential customer requires a sample part to test and verify that the part performs to its needs.  Currently the customer is in receipt of a part for testing and has indicated that their testing will take at least until mid September to review.  Assuming the part meets the specifications of the customer, the PO, if exercised will provide for an initial purchase of $5000 worth of  units and an additional  right to call for an additional $50,000 worth of the parts over time.

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

We intend to advertise in Electronic Buyers News (EBN), which is a weekly publication that goes out to the electronics buying community throughout North America.  In addition we intend to advertise our own inventory and a comprehensive list of inventory that it has access to through three major global web sites that are used to source components.  We also intend to take out advertisements in major electronics magazines in Europe and Asia and exhibit in four major trade shows a year, two in North America, one in Europe and one in Asia.  The advertisement on web sites is specifically designed to attract customers from Europe and Asia. We also plan on establishing an 800 number in early 2008 to aid us in the retention of new customers.

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

Many local franchised distributors may be given a cost from a manufacturer in one geographic region that might be higher than in a different geographic region for the same part.  Yet the franchised distributors’ contract with the manufacturer does not allow him take inventory from the geographic region where the cost is cheapest and move it to his warehouse where he may be bound with a higher cost.  It is management’s belief that 95% of the OEM’s buying these parts do not source parts globally, rather they continue to pay the market price for the part in their own geographic regions, and are missing out on cost savings if they source their parts globally.  What are some reasons why these OEM’s don't source globally?  Management believes many OEM's prefer to deal with North American sources, as they don't want to deal with the time differences of dealing with European and Asian sources.  Also, payment terms in Asia often differ with those in North America.  North American vendors often allow for 45-day payment terms, while

Asian vendors may be asked to pay in advance for its parts.  Management also believes there is also an ongoing concern of counterfeit parts that are surfacing in Asia.  Management believes that these OEM’s would be willing to deal with an independent distributor in North America who procures parts from Europe and Asia and offers them terms, as these brokers are the ones taking the risk of potentially procuring counterfeit or used parts.

As an independent distributor, we will be forced to face the risks associated in dealing with Asian and European sources.  We therefore plan on taking steps to manage those risks.  We have found with our continued involvement with the Asian marketplace that one way of managing risks with Asian suppliers is to establish and foster close working relationships with the managers of those supply sources.  A lot of Asian Chinese suppliers have recently merged from a Central government run economy that stressed relationships more than profits.  As this is what those managers are accustomed to, we have found that relationship building is the most critical first step to supply security and becoming a trusted distributor or operating within a supply source distribution chain.  With our continued contact between our Company’s management and those supplier representatives, we have developed increasing loyalty from our initial six targeted suppliers as to where although most Asian suppliers require payment before shipping or require a deposit at the time of the order, we have now been able to arrange verbal agreements with those suppliers in Asia so that we will be able to obtain 30 day payment terms with no required deposit.  There is no guarantee, however, that we will be able to obtain these favorable terms with other suppliers; however the Company continues to endeavor to develop more and more supplier relationships.  Furthermore, as our agreements are verbal, there is no guarantee that these suppliers will honor our agreements.  Should we be unable to obtain these terms, we may be forced to pay the deposit ourselves.  This may result in an eight to ten week period where our deposit will be tied up.

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

The Company's maintains a leased office at Suite 1410 - 675 West Hastings Street, Vancouver, B.C., Canada.  The term of the lease is on a month to month basis.  The monthly rent is $600 USD.

We do not own facilities of any kind.  At present we are operating from our official address located at the address given above.  The Company believes this office is sufficient for current operations, but hopes to seek a larger office sometime in early 2008.  We will continue to use our present space for our executive offices for the foreseeable future.

We do not have any plants and have minimal equipment for the operation of our office.

We do not intend to invest in real estate.

ITEM 3.     LEGAL PROCEEDINGS.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We have held a stockholders meeting or submitted matters to a vote of stockholders during the third quarter of fiscal 2007.

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

No market currently exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. We are waiting to obtain a listing of our share on the Bulletin Board owned by the National Association of Securities Dealers, Inc. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 10,930,000 shares of common stock outstanding as of the Company year end August 31, 2007 and of November 29, 2007, 10,000,000 shares were owned by our officers and directors, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At Company year end and November 29, 2007, there were 51 holders of record.

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

We have developed a corporate identity package, which consists of a unique and distinctive identifying mark, or logo, and a background and typeface color scheme for use in both printed material such as stationery, business cards and sales material, as well as for use on Cascade’s website.

We have and continue to invest significant amounts of Officers and Directors time and effort in establishing, maintaining and developing ties to supplier contacts within Asia.  These ties as they develop and strengthen will allow us to source a greater and greater line of products to sell.

During the first stages of the Company’s growth the Officers and Directors will provide all the labor required to operate the website at no charge.  Since we intend to operate with very limited administrative support, the Officers and Directors will continue to be responsible for these duties for at least the first year of operations.

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

Critical Accounting Policies

The SEC issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies.  In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition and based on our current status as a development stage company, Cascade’s most critical accounting policies include the valuation of intangibles, which affects their amortization and impairment calculations and stock-based compensation.  The methods, estimates and judgments Cascade uses in applying these most critical accounting policies have a significant impact on the results it reports in its financial statements.

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

ITEM 7.      FINANCIAL STATEMENTS

The financial statements required by this Item begin on Page F-1 of this Form 10-KSB, and include:

•

the report of independent registered public accounting firm

•

•

balance sheet as of August 31, 2007

•

statements of operations, stockholders' equity, and cash flows for January 16, 2004 (date of inception) to August 31, 2007

•

notes to the financial statements

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

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure.  Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of August 31, 2007, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

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

The following table sets forth the names, ages and positions of the current directors and executive officers of the Company:

Name

Age

Offices Held

Bruce Hollingshead

 37

Director, President

Christine Thomas

 59

Director, Secretary/Treasurer

Shannon MacQuarrie

 44

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

ITEM 10.     EXECUTIVE COMPENSATION.

The Executive Officers did not receive any compensation for our fiscal year ended August 31, 2007, and we did not accrue any compensation.  There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of the Company year end August 31, 2007 and as of November 29, 2007 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than 5% of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors  and executive officers as a group.  Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s Common Stock.  As of the Company year end August 31, 2007 and as of November 29, 2007, there were 10,930,000 shares of Common Stock outstanding.

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

The table also shows the number of shares beneficially owned as of the Company year end and as of November 29, 2007 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Bruce Hollingshead Director, President 1346 Honeysuckle Lane Coquitlam, British Columbia, V3E 2N6	5,070,000(1)	46.38%

Common	Christine Thomas Director, Secretary/Treasurer 1215 Lansdowne Drive, Suite 410 Coquitlam, British Columbia, V3E 2P2	2,500,000	22.88%

Common	Shannon MacQuarrie Director 709 Carleton Drive Port Moody, BC, V3H 3K7	2,557,500(2)	23.39%

Common	Directors and officers as a group (3)	10,127,500	92.66%

(1) 70,000 shares are held by Robyn Hollingshead, the wife of Bruce Hollingshead

(2) 57,500 shares are held by Ray Merry, the husband of Shannon MacQuarrie.

Percent of Ownership is calculated in accordance with the Securities and Exchange Commission’s Rule 13(d) – 13(d)(1)

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following table lists all stock transactions between our Company and our Directors and Officers from January 16, 2004 or the date of incorporation, to the date hereof.   All share purchases were paid for in cash.

Stock Purchaser’s Name	Date of Purchase	Total Number of Shares Purchased	Consideration Paid
Bruce Hollingshead	March 9, 2004	5,000,000	$ 500

Christine Thomas	March 9, 2004	2,500,000	$ 250
Shannon MacQuarrie	March 9, 2004	2,500,000	$ 250
Total		10,000,000	$ 1,000

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

3.1

Articles of Incorporation*

3.2

By-laws*

10.1

Form of Subscription Agreement*

*

Incorporated by reference

to our SB2 Registration Statement Amendment 7 filed on May 23, 2006, SEC File Number 333-124284.

(b)

Reports on Form 8-K

None.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees - The aggregate fees billed as of August 31, 2007, for professional services rendered by the Company's accountant was approximately $6,750.00 for the audit of the Company's annual financial statements for the fiscal year ended August 31, 2007, including quarterly reviews. The Company's accountant billed approximately $3,000.00 for the audit of fiscal year ended August 31, 2007.

Audit-Related Fees - None.

Tax Fees - None for 2007 or 2006.

All Other Fees - Other than the services described above, no other fees were billed for services rendered by the principal accountant during fiscal 2007 or fiscal 2006.

Audit Committee Policies and Procedures - Not applicable.

If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees - Not applicable.

CASCADE TECHNOLOGIES CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

AUGUST 31, 2007

(Stated in U.S. Dollars)

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

   F-2

BALANCE SHEET as at AUGUST 31, 2007

   F-3

STATEMENT OF OPERATIONS

for the years ended AUGUST 31, 2007 and 2006

   F-4

STATEMENT OF STOCKHOLDERS’ EQUITY

for the years ended AUGUST 31, 2007 and 2006

   F-5

STATEMENT OF CASH FLOWS

for the years ended AUGUST 31, 2007 and 2006

   F-6

NOTES TO FINANCIAL STATEMENTS

   F-7

De Joya Griffith & Company LLC

Certified Public Accountants & Consultants

2580 Anthem Village Parkway

Henderson, Nevada 89052

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cascade Technologies Corp.

(A Development Stage Company)

Port Moody, British Columbia, Canada

We have audited the accompanying balance sheet of Cascade Technologies, Corp. (A Development Stage Company) as of August 31, 2007 and the related statements of operations, stockholders’ equity, and cash flows for the years ended August 31, 2007, 2006, and from January 16 2004 (Date of Inception) through August 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cascade Technologies, Corp. (A Development Stage Company) as of August 31, 2007, and the results of its operations and cash flows for the years ended August 31, 2007, 2006, and from January 16 2004 (Date of Inception) through August 31, 2007 in conformity with accounting principles generally accepted in the United States.

/s/ De Joya Griffith & Company, LLC

De Joya Griffith & Company, LLC

November 28, 2007

Henderson, Nevada

Telephone (702) 563-1600  ●  Facsimile (702) 920-8049

CASCADE TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AUGUST 31, 2007

(AUDITED)

ASSETS

Current assets
Cash	$ 8,867
Prepaid expense	600

Total assets	$ 9,467

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Loans due to shareholders	$ 237

Total liabilities	237

Stockholders' equity
Common stock; no par value; 50,000,000 shares	94,000
authorized, 10,930,000 issued and outstanding
Accumulated deficit during development stage	(84,770)
Total stockholders' equity	9,230

Total liabilities and stockholders' equity	$ 9,467

See Accompanying Notes to Audited Financial Statements

CASCADE TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(AUDITED)

From January 16, 2004
	For the Year	For the Year	(Date of Inception)
	Ended	Ended	through
	August 31, 2007	August 31, 2006	August 31, 2007

Revenues	$ --	$ --	$ --

Cost of revenues	--	--	--

Gross profit	--	--	--

Operating expenses
Selling general and administrative	20,249	28,172	84,770
Total operating expenses	20,249	28,172	84,770

Loss before provision for income taxes	(20,249)	(28,172)	(84,770)

Other income (expense)	--	--	--

Provision for income taxes	--	--	--

Net loss	$ (20,249)	$ (28,172)	$ (84,770)

Basic income (loss) per common share	$ (0.00)	$ (0.00)
Diluted income (loss) per common share	$ (0.00)	$ (0.00)

Basic weighted average common
shares outstanding	10,930,000	10,930,000

See Accompanying Notes to Audited Financial Statements

CASCADE TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF SHAREHOLDERS’ EQUITY

(AUDITED)

					Accumulated		Total
	Common Stock				Deficit During		Stockholders'
	Shares		Amount		Development Stage		Equity
Balance, January 16, 2004 (Date of Inception)	--		$ --		--		$ --

Issuance of stock for services, $ 0.0001 per share	10,000,000		1,000		--		1,000

Issuance of stock for cash, $ 0.10 per share	930,000		93,000		--		93,000

Net loss	--		--		(12,852)		(12,852)

Balance, August 31, 2004	10,930,000		94,000		(12,852)		81,148

Net loss	--		--		(23,497)		(23,497)

Balance, August 31, 2005	10,930,000	#	94,000	#	(36,349)	#	57,651

Net loss	--		--		(28,172)		(28,172)

Balance, August 31, 2006	10,930,000		94,000		(64,521)		29,479

Net loss	--		--		(20,249)		(20,249)

Balance, August 31, 2007	10,930,000		$ 94,000		$ (84,770)		$ 9,230

See Accompanying Notes to Audited Financial Statements

CASCADE TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(AUDITED)

			From January 16, 2004
	For the Year	For the Year	(Date of Inception)
	Ended	Ended	through
	August 31, 2007	August 31, 2006	August 31, 2007

Cash flows from operating activities:
Net loss	$ (20,249)	$ (28,172)	$ (84,770)
Adjustments to reconcile net loss to net cash
used by operating ativities:
Stock based compensation	--	--	1,000
Changes in operating assets and liabilities:
Change in prepaid expense	--	(600)	(600)
Change in loans due to shareholders	237	(289)	237

Net cash used by operating activities	(20,012)	(29,061)	(84,133)

Cash flows from financing activities:
Proceeds from issuance of common stock	--	--	93,000
Net cash provided by financing activities	--	--	93,000

Net change in cash	(20,012)	(29,061)	8,867

Cash, beginning of period	28,879	57,940	--

Cash, end of period	$ 8,867	$ 28,879	$ 8,867

See Accompanying Notes to Audited Financial Statements

CASCADE TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.

DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business – Cascade Technologies, Corp., (referred to as the “Company”) is currently an entity with no operations.

History – Akron Technologies, the Company’s former name, was incorporated in Wyoming on January 16, 2004.  The name was changed to Cascade Technologies on March 9, 2004.

A Development Stage Company – The accompanying financial statements have been prepared in a accordance with the Statement of Financial Accounting Standards No. 7”Accounting and Reporting by Development Stage Enterprises”.  A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Definition of fiscal year - The Company’s fiscal year end is August 31.

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

Fair value of financial instruments – Financial accounting standards Statement No. 107, “Disclosure About Fair Value of Financial Instruments”, requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.  The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

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

Income taxes – The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

New accounting pronouncements – In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with

1.

DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect the adoption of FIN No. 48 to have a material effect on its financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. Management believes that the adoption of SFAS No. 157 will not have a material impact on the financial result of the Company.

New accounting pronouncements (continued)

In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires companies to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 requires companies to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company adopted SFAS 158 effective for the fiscal year ending December 31, 2006. Adoption of this statement had no impact on the Company’s financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

2.

CAPITAL STOCK TRANSACTIONS

Common stock – The authorized common stock is 50,000,000 shares with no par value.  As of August 31, 2006, the Company has 10,930,000 shares of common stock issued and outstanding.

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

CASCADE TECHNOLOGIES CORP.

(Registrant)

 /s/ Christine Thomas

November 29, 2007

Christine Thomas, Secretary/Treasurer/Director

Chief Financial Officer

 /s/ Bruce Hollingshead

November 29, 2007

Bruce Hollingshead, President/Director/

Chief Executive Officer

21