Form 10QSB
period 2007-11-30
CASCADE TECHNOLOGIES CORP
filed 2008-01-18
CIK 1324344

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

   [x]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     November 30, 2007

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

Class

Outstanding as of January 16, 2008

Common Stock, no par value

10,930,000

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements.

CASCADE TECHNOLOGIES CORP.

  FINANCIAL STATEMENTS

For the nine months ended November 30, 2007 and 2006

CASCADE TECHNOLOGIES CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEET NOVEMBER 30, 2007 (UNAUDITED)

ASSETS

Current assets
Cash	$ 6,821
Prepaid expense	600

Total assets	$ 7,421

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Loans due to shareholders	$ 951

Total liabilities	951

Stockholder's equity
Common stock; no par value; 50,000,000 shares	94,000
authorized, 10,930,000 issued and outstanding
Accumulated deficit during development stage	(87,530)
Total stockholders' equity	6,470

Total liabilities and stockholders' equity	$ 7,421

See Accompanying Notes to Financial Statements

CASCADE TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months	For the Three Months	From January 16, 2004 (Date of Inception)
	Ended	Ended	through
	November 30, 2007	November 30, 2006	November 30, 2007

Revenues	$ --	$ --	$ --

Cost of revenues	--	--	--

Gross profit	--	--	--

Operating expenses
Selling general and administrative	2,760	2,355	87,530
Total operating expenses	2,760	2,355	87,530

Loss before provision for income taxes	(2,760)	(2,355)	(87,530)

Other income (expense)	--	--	--

Provision for income taxes	--	--	--

Net loss	$ (2,760)	$ (2,355)	$ (87,530)

Basic income (loss) per common share	$ (0.00)	$ (0.00)
Diluted income (loss) per common share	$ (0.00)	$ (0.00)

Basic weighted average common
shares outstanding	10,930,000	10,930,000

See Accompanying Notes to Financial Statements

CASCADE TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

FROM JANUARY 16, 2004 (DATE OF INCEPTION) THROUGH NOVEMBER 30, 2007

(UNAUDITED)

			Accumulated	Total
	Common Stock		Deficit During	Stockholders'
	Shares	Amount	Development Stage	Equity
Balance, January 16, 2004 (Date of Inception)	--	$ --	$ --	$ --

Issuance of stock for services, $ 0.0001 per share	10,000,000	1,000	--	1,000

Issuance of stock for cash, $ 0.10 per share	9,300,000	93,000	--	93,000

Net loss	--	--	(12,852)	(12,852)

Balance, August 31, 2004	10,930,000	94,000	(12,852)	81,148

Net loss	--	--	(23,497)	(23,497)

Balance, August 31, 2005	10,930,000	94,000	(36,349)	57,651

Net loss	--	--	(28,172)	(28,172)

Balance, August 31, 2006	10,930,000	94,000	(64,521)	29,479

Net loss	--	--	(20,249)	(20,249)

Balance, August 31, 2007	10,930,000	94,000	(84,770)	9,230

Net loss	--	--	(2,760)	(2,760)
Balance, November 30, 2007	10,930,000	$ 94,000	$ (87,530)	$ 6,470

See Accompanying Notes to Financial Statements

CASCADE TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

			From January 16, 2004
	For the Three Months	For the Three Months	(Date of Inception)
	Ended	Ended	through
	November 30, 2007	November 30, 2006	November 30, 2007

Cash flows from operating activities:
Net loss	$ (2,760)	$ (2,355)	$ (87,530)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	--	--	1,000
Changes in operating assets and liabilities:
Change in prepaid expense	--	--	(600)
Change in loans due to shareholders	714	307	951

Net cash used by operating activities	(2,046)	(2,048)	(86,179)

Cash flows from financing activities:
Proceeds from issuance of common stock	--	--	93,000
Net cash provided by financing activities	--	--	93,000

Net change in cash	(2,046)	(2,048)	6,821

Cash, beginning of period	8,867	28,879	--

Cash, end of period	$ 6,821	$ 26,831	$ 6,821

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2007 and the results of operations presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

We are becoming an established non-franchised stocking distributor who buys and sells semiconductors, electro-mechanical and passive components from franchised and non-franchised distributors.  Generally, a non-franchised stocking distributor is one who buys and sells parts independent of the parts manufacturer.  We are not an authorized distributor for the parts we sell nor do we plan to engage in a formal franchise agreement with any manufacturer.  As a non-franchised distributor, our customers are required to deal directly with us in relation to warranties on defective parts and they will not have any rights or warranties with the original manufacturer nor with any franchised or non-franchised distributor we purchase parts from.  We have negotiated with franchised and non-franchised distributors, however, warranty agreements we believe to be similar to those issued by the manufacturer based upon management's experience in the industry, for the return of defective products.  Based upon management's experience, most franchised as well as non-franchised distributors offer warranty agreements similar to the manufacturer.  We will only purchase products from distributors that offer this type of warranty.  The warranty agreements are issued to us by the distributors with the full understanding that we will be reselling the components to third parties.  This allows us to be able to offer our customers a similar warranty.  The terms of the warranty given by our suppliers to us, and the warranty we can subsequently issue to our customers is as follows:  a one year warranty, from the date of purchase, guarantying that the parts are in good working condition and are free from any defects.  This warranty will only cover the cost of the components.  The warranty does not cover any labor costs associated with assembling the product or removing or replacing the defective component.  Furthermore, the warranty will not cover parts damaged due to misuse or abuse by the purchaser.  In 2005, we listed 20 different parts for sale on our website and have seen some traffic and inquiries for our products.  We have not had any sales to date and have had limited operations.

EMPLOYEES

Our only employees are our officers and directors.  The officers and directors will only be devoting their attention to our business on a part time basis.  We estimate that Mr. Hollingshead devotes approximately 30 hours a week to the business.  We estimate that Ms. Mac Quarrie and Ms. Thomas devote approximately 25 hours a week each.

PLAN OF OPERATIONS

We have established a website and have listed 20 products for sale.  To date, we have made no sales.  Due to our prior travels and contact with our suppliers we have secured relationships with six potential suppliers for future sales.  We have verbal agreements with these six suppliers in regards to warranty issues, shipping costs and issues, estimated response times on quotes for parts, and potential price discounts should our sales reach certain milestones.  At this time, all agreements with suppliers are verbal.  Though we fully believe these suppliers will honor our agreements, there is no guarantee that they will, nor is there any way for us to enforce such agreements.  As our market suppliers are mostly in China and the Chinese business culture is based on relationship and an oral or verbal tradition, developing strong relationships with proper supply representatives takes time but as we have been in contact with them now since 2005, our relationships are proving to be one of the potential strengths and advantages that our Company will enjoy to its market advantage.

We have completed negotiations with certain suppliers for the sale of 20 common components and currently have these parts advertised for sale on our website.  We have advertised these parts on an industry websites which has increased our profile.  Due to cash flow constraints, we have not been able to promote as vigorously as would like however our existing marketing has allowed us to obtain some potential customers.  To facilitate orders, we now plan on establishing an 800 number in 2008 to aid us in the retention of new customers.

Our plans remain to register and list our web address with search engines and directories such as Google, Yahoo, and WebCrawler and to participate in special interest mailing lists to gain visibility among a targeted audience and generate traffic for our web site.  E-mail messages would be sent to specific targeted mailing lists.  We also plan to participate in industry related newsgroups to gain visibility and develop relationships with targeted audiences.

We have and continue to invest significant amounts of Officers and Directors time and effort in establishing, maintaining and developing ties to supplier contacts within Asia.  These ties as they develop and strengthen will allow us to source a greater and greater line of products to sell.

We have secured a couple of conditional purchase orders subject to evaluation.  These orders are not final however one order for $4,000 is set to close within the next 30 days.  To facilitate future growth and again, depending on cash flow, we plan to purchase approximately $10,000 worth of inventory for future sale.  This will coincide with our planned advertising campaign in Electronic Buyers News and other industry publications. We intend to review the sales history of our products prior to purchasing this inventory.

As soon as practical in 2008 we plan to hire a full time sales person to cover North America and Europe.  The proposed compensation for this sales person is estimated to be a base salary of $40,000/year with a commission package of one (1%) percent of the value of the sales, excluding all taxes.  Also in 2008 we plan to establish a larger, full time office.  Also, over the next twelve months, we anticipate that we willexpend approximately $3000 to continually update our central database of suppliers as we continue to grow.

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

CASCADE TECHNOLOGIES CORP.

 /s/ Bruce Hollingshead

January 18, 2008

Bruce Hollingshead, President/Director

 /s/ Christine Thomas

January 18, 2008

Christine Thomas, Secretary/Director

Chief Financial Officer

 /s/ Shannon MacQuarrie

January 18, 2008

Shannon MacQuarrie, Director