Form 10QSB
period 2008-02-29
CASCADE TECHNOLOGIES CORP
filed 2008-04-11
CIK 1324344

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

   [x]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     February 29, 2008

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

Class

Outstanding as of April 10, 2008

Common Stock, no par value

10,930,000

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements.

CASCADE TECHNOLOGIES CORP.

  FINANCIAL STATEMENTS

February 29, 2008

CASCADE TECHNOLOGIES CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEET FEBRUARY 29, 2008 (UNAUDITED)

ASSETS

Current assets
Cash	$ 1,721
Prepaid expense	600

Total assets	$ 2,321

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Loans due to shareholders	$ 5,238

Total liabilities	5,238

Stockholder's deficit
Common stock; no par value; 50,000,000 shares	94,000
authorized, 10,930,000 issued and outstanding
Accumulated deficit during development stage	(96,917)
Total stockholders' deficit	(2,917)

Total liabilities and stockholders' deficit	$ 2,321

See Accompanying Notes to Financial Statements

CASCADE TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

					From January 16, 2004
	For the Three Months	For the Three Months	For the Six Months	For the Six Months	(Date of Inception)
	Ended	Ended	Ended	Ended	through
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007	February 29, 2008

Revenues	$ 4,292	$ -	$ 4,292	$ -	$ 4,292
Cost of revenues	3,896	--	3,896	--	3,896
Gross profit	396	--	396	--	396

Operating expenses
Selling general and administrative	9,783	6,704	12,543	9,059	97,313
Total operating expenses	9,783	6,704	12,543	9,059	97,313

Loss before provision for income taxes	(9,387)	(6,704)	(12,147)	(9,059)	(96,917)

Other income (expense)	--	--	--	--	--
Provision for income taxes	--	--	--	--	--

Net loss	$ (9,387)	$ (6,704)	$ (12,147)	$ (9,059)	$ (96,917)

Basic income (loss) per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Diluted income (loss) per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Basic weighted average common
shares outstanding	10,930,000	10,930,000	10,930,000	10,930,000

	See Accompanying Notes to Financial Statements

CASCADE TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM JANUARY 16, 2004 (DATE OF INCEPTION) THROUGH FEBRUARY 29, 2008

(UNAUDITED)

			Accumulated	Total
	Common Stock		Deficit During	Stockholders'
	Shares	Amount	Development Stage	Equity (Deficit)
Balance, January 16, 2004 (Date of Inception)	--	$ --	$ --	$ --

Issuance of stock for services, $ 0.0001 per share	10,000,000	1,000	--	1,000

Issuance of stock for cash, $ 0.10 per share	9,300,000	93,000	--	93,000

Net loss	--	--	(12,852)	(12,852)

Balance, August 31, 2004	10,930,000	94,000	(12,852)	81,148

Net loss	--	--	(23,497)	(23,497)

Balance, August 31, 2005	10,930,000	94,000	(36,349)	57,651

Net loss	--	--	(28,172)	(28,172)

Balance, August 31, 2006	10,930,000	94,000	(64,521)	29,479

Net loss	--	--	(20,249)	(20,249)

Balance, August 31, 2007	10,930,000	94,000	(84,770)	9,230

Net loss	--	--	(12,147)	(2,760)
Balance, February 29, 2008	10,930,000	$ 94,000	$ (96,917)	$ (2,917)

See Accompanying Notes to Financial Statements

CASCADE TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

			From January 16, 2004
	For the Six Months	For the Six Months	(Date of Inception)
	Ended	Ended	through
	February 29, 2008	February 28, 2007	February 29, 2008

Cash flows from operating activities:
Net loss	$ (12,147)	$ (9,059)	$ (96,917)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	--	--	1,000
Changes in operating assets and liabilities:
Change in prepaid expense	--	--	(600)
Change in loans due to shareholders	5,001	595	5,238

Net cash used by operating activities	(7,146)	(8,464)	(91,279)

Cash flows from financing activities:
Proceeds from issuance of common stock	--	--	93,000
Net cash provided by financing activities	--	--	93,000

Net change in cash	(7,146)	(8,464)	1,721

Cash, beginning of period	8,867	28,879	--

Cash, end of period	$ 1,721	$ 20,415	$ 1,721

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of February 29, 2008 and the results of operations presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

OUR BUSINESS

Since the incorporation of Cascade Technologies Corp., (formerly known as Arkon Technologies Inc.)  (hereinafter "Cascade", "We", "Us", "Our" or the "Company"),  we have been developing our business as a non-franchised stocking distributor to buy and sell semiconductors, electro-mechanical and passive components from franchised and non-franchised distributors.  Generally, as a non-franchised stocking distributor, we buy and sell parts independent of the parts manufacturer and our customers deal directly with us in relation to warranties on defective parts.

Our goal of becoming an independent non-franchised stocking distributor has required a significant amount of time of our president and directors in developing and offering for sale profitable products for potential customers.  To find these products has required us to maintain and cultivate long term relationships with various suppliers.  For over the last 2 years, our efforts involved the listing of 20 core products that we felt would be most enticing for potential customers.

Initially we anticipated that our product offering would generate sales, profits and growth quicker than what we have seen.  Until June of 2007 we had occasional inquires of our product offerings without much serious interest.  In June 2007 we have a sample testing of one of our products which was provided to the potential customer on the basis of a conditional purchase order.  That test of the product did not meet the customer’s specifications and that conditional purchaser order was not proceeded with.  In January of 2008, through one of our contacts, we lodged our first sale where we generated revenues of $4,292.  Since then, we have a possible further pending order for the sale of parts with anticipated revenue there from of $2,100.  Currently this sale is scheduled to close on March 10, 2008 and we, at the end of this Q filing period see no reason that this sale will not proceed.

Management is generally pleased that there appears to be a marketplace that can be exploited as a non-franchised stocking distributor and sees moderate continued growth in this market.  Management is also looking at exploiting the contacts it has made over the last few years to see if there are ways of generating additional revenue from various projects or other options that the suppliers may be aware of so that additional revenues can be generated for the Company and its stockholders.

EMPLOYEES

Our only employees are our officers and directors.  The officers and directors will only be devoting their attention to our business on a part time basis.  We estimate that Mr. Hollingshead devotes approximately 30 hours a week to the business.  We estimate that Ms. Mac Quarrie and Ms. Thomas devote approximately 25 hours a week each.

PLAN OF OPERATIONS

Since incorporation our core business has been in the purchase and sale of the semi-conductors.  We have pursued this business by the creation of a website displaying 20 products for sale.  For the first 2 years, management has expended significant personal time with various suppliers to foster and develop supplier relationships. Those relationships have provided various solid product offerings which have finally resulted in January 2008 our first sale and also a currently pending possible second sale.

Based on the performance and sales activity to date, management plans to advertise these parts for sale on our website and related internet websites like Broker Forum (www.brokerforum.com).

As the sale for the Company have been slower than expected, the Company’s advertising program has been slow to develop.  Finances permitting, plans remain to advertise in the North American weekly electronics buyer’s publication of Electronic Buyers News (EBN) as well as through major global web sites that are used to source components.  Also, additional plans remain to take out advertisements in major electronics magazines in Europe and Asia and exhibit in four major trade shows a year, two in North America, one in Europe and one in Asia.

The company also has plans to hire a full time sales person to cover North America and Europe on competitive employment terms.

Our costs over the next twelve months are estimated to remain at approximately $157,000.  At this time, we do not have monies to cover these costs.  The completion of our business plan for the next twelve months is contingent upon us obtaining additional financing.  However, there is no guarantee that we will be able to raise such needed financing.  If we do not raise the sufficient funds necessary to support our plan of operation, we may be forced to severely curtail, or even completely cease our operations.  At this time, we do not have any source of funding nor have we conducted any substantial research in regards to obtaining this funding.

To date, our Company has not been as successful as hoped in implementing our business plan however we have generated good relationships with our supplier contacts. Management of our Company is looking at ways of connecting with our suppliers to investigate opportunities beyond our core business so to realize additional value for our shareholders.  We believe there are opportunities that could coexist and provide synergy to the Company’s existing core business to increase profits.

Should management seize upon the business opportunity and provides a good fit for the Company, management may acquire assets or technologies to develop our own business or we may seek out business opportunities with established similar business entities to enhance the existing core business or generate increased value for the Company’s stockholders.

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

CASCADE TECHNOLOGIES CORP.

 /s/ Bruce Hollingshead

April 11, 2008

Bruce Hollingshead, President/Director

 /s/ Christine Thomas

April 11, 2008

Christine Thomas, Secretary/Director

Chief Financial Officer

 /s/ Shannon MacQuarrie

April 11, 2008

Shannon MacQuarrie, Director