Form 10-Q
period 2008-05-31
CASCADE TECHNOLOGIES CORP
filed 2008-07-15
CIK 1324344

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


(Mark One)

   [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

       For the quarterly period ended     MAY 31, 2008

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from  _________________to__________________

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

       Class                            Outstanding as of July 14, 2008
Common Stock, no par value                    10,930,000

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.


                                            	Page

Unaudited Financial Statements

Balance Sheet                              	F-2

Statements of Operations                    	F-3

Statement of  Stockholders' Equity (Deficit)	F-4

Statements of Cash Flows                    	F-5

Notes to Unaudited Financial Statements     	F-6

                          CASCADE TECHNOLOGIES CORP.

                              FINANCIAL STATEMENTS

                                 May 31, 2008




		 	 CASCADE TECHNOLOGIES, CORP.
			(A DEVELOPMENT STAGE COMPANY)
				BALANCE SHEET
		         	 (UNAUDITED)

                ASSETS

Current assets
	Cash                                                       	$	1,192
	Prepaid expense                                                    	  600
									-------------
Total current assets                                                     	1,792

Total assets                                                            $	1,792
									=============
		LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
	Due to shareholder                                              $      10,804
									-------------
Total current liabilities                                                      10,804

Total liabilities                                                              10,804


Stockholder's equity
	Common stock; no par value; 50,000,000 shares                          94,000
	  authorized, 10,930,000 issued and outstanding
	Accumulated deficit during development stage                         (103,012)
									-------------
	  Total stockholders' deficit               		               (9,012)
									-------------
Total liabilities and stockholders' deficit                             $       1,792
									=============




		  					  CASCADE TECHNOLOGIES CORP.
							(A DEVELOPMENT STAGE COMPANY)
		  					  STATEMENTS OF OPERATIONS
								 (UNAUDITED)


														      From January 16,2004
                                                                                              		              (Date of
                        For the Three Months    For the Three Months    For the Nine Months     For the Nine Months   Inception)
                        Ended                   Ended      	        Ended                   Ended                 through
                        May 31, 2008	        May 31, 2007		May 31, 2008            May 31, 2007	      May 31, 2008
			--------------------    --------------------    -------------------     -------------------   ---------------------


Revenues                $	       2,380    $		  --    $	      6,672     $		 --   $	              6,672

Cost of revenues                       2,325         	          --      	      6,221         		 --     	      6,221
			--------------------    --------------------    -------------------     -------------------   ---------------------
	Gross profit                      55         	          --        	        451         		 --       	        451

Operating expenses
 Selling, general and                  6,150      	       1,598     	     18,693     	     17,964   	            103,463
 administrative		--------------------    --------------------    -------------------     -------------------   ---------------------
Total operating expenses               6,150      	       1,598     	     18,693     	     17,964  	            103,463
			--------------------    --------------------    -------------------     -------------------   ---------------------

Net loss                $	      (6,095)   $	      (1,598)  $	    (18,242)    $  	    (17,964)  $	           (103,012)
			====================    ====================   ====================     ===================   =====================
Basic income (loss) 	$	       (0.00)   $	       (0.00)  $	      (0.00)    $	      (0.00)
per common share	====================    ====================   ====================     ===================   =====================
Basic weighted
average common
 shares outstanding               10,930,000 	          10,930,000 	         10,930,000 		 10,930,000         	  6,720,056
			====================    ====================   ====================     ===================   =====================



		  			 CASCADE TECHNOLOGIES, CORP.
					(A DEVELOPMENT STAGE COMPANY)
	     	      		      STATEMENT OF STOCKHOLDERS' EQUITY
		    FROM JANUARY 16, 2004 (DATE OF INCEPTION) THROUGH FEBRUARY 29, 2008
						 (UNAUDITED)


                                                                                    Accumulated          Total
                                                     	    Common Stock          Deficit During     Stockholders'
                                                        Shares       Amount      Development Stage      Equity
						   -------------- -------------  -----------------   -------------

Balance, January 16, 2004 (Date of Inception)                  -- $	     --                 --   $		--

Issuance of stock for services, $ 0.0001 per share     10,000,000         1,000                 --           1,000

Issuance of stock for cash, $ 0.10  per share             930,000        93,000                 --          93,000

Net loss                                                       --            --            (12,852)        (12,852)
						   -------------- -------------  -----------------   -------------
Balance, August 31, 2004                               10,930,000        94,000            (12,852)         81,148

Net loss                                                       --            --            (23,497)        (23,497)
 						   -------------- -------------  -----------------   -------------
Balance, August 31, 2005                               10,930,000        94,000 	   (36,349)         57,651

Net loss                                                       --            --            (28,172)        (28,172)
 						   -------------- -------------  -----------------   -------------
Balance, August 31, 2006                               10,930,000        94,000            (64,521)         29,479

Net loss                                                       --            --            (20,249)        (20,249)
						   -------------- -------------  -----------------   -------------
Balance, August 31, 2007                               10,930,000        94,000            (84,770)          9,230

Net loss                                                       --            --            (18,242)        (18,242)
						   -------------- -------------  -----------------   -------------
Balance, May 31, 2008 (unaudited)                      10,930,000 $      94,000  $	  (103,012)        $(9,012)
						   ============== =============  =================   =============





						CASCADE TECHNOLOGIES, CORP.
		 				 STATEMENTS OF CASH FLOWS
							(UNAUDITED)


                                                       For the  	For the
                                                       Nine     	Nine   	       From January 16, 2004
                                                       Months   	Months         (Date of Inception)
                                                       Ended    	Ended          through
                                                       May 31,  	May 31,        May 31,
                                                       2008     	2007           2008
						     ------------    -------------    --------------

Cash flows from
operating activities:
	Net loss				     $    (18,242)   $     (17,964)   $     (103,012)
        Adjustments to reconcile net
        loss to net cash
        used by operating activities:
           Stock based                                         --               --             1,000
           compensation
        Changes in operating assets and
        liabilities:
           (Increase) in                                       --               --              (600)
            prepaid expense


              Net cash used by operating  		  (18,242)         (17,964)         (102,612)
              activities
						     ------------    -------------    --------------
Cash flows from
financing activities:
        Proceeds from issuance of                              --               --            93,000
        common stock
        Increase in due to shareholders                    10,567              751            10,804
						     ------------    -------------    --------------
              Net cash provided by          		   10,567              751           103,804
              financing activities		     ------------    -------------    --------------

Net change in cash                                         (7,675)         (17,213)            1,192

Cash, beginning of                                          8,867           28,879                --
period						     ------------    -------------    --------------

Cash, end of period                                  $      1,192    $      11,666    $        1,192
						     ============    =============    ==============


                          CASCADE TECHNOLOGIES, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)





NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       (A)ORGANIZATION AND BUSINESS:

             Cascade Technologies Corp. ("Cascade", "the Company", "we", or "our Company") was incorporated on January 16, 2004 in the State of Wyoming as Akron Technologies, Inc. We changed our name to Cascade Technologies Corp. on March 9, 2004.

             Going Concern
             The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had an accumulated deficit of ($103,012) and had a working capital deficiency of $(9,012) as of May 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

       (B)BASIS OF PRESENTATION:

             The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended August 31, 2007 of the Company.

             The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

             The financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of May 31, 2008 and the results of operations and cash flows presented herein have been included in the financial statements.

       (C)USE OF ESTIMATES:

             The  preparation   of  financial  statements  in  conformity  with
             accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.




NOTE  1  -    ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(CONTINUED):

       (D)CASH AND CASH EQUIVALENTS:

             For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

       (E)INCOME TAXES:

             The Company adopted FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes", which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

             Any deferred tax benefit is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has no current operations.

       (F)LOSS PER COMMON SHARE:

             Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

       (G)FAIR VALUE OF FINANCIAL INSTRUMENTS:

             The carrying value of cash equivalents and accrued expenses approximates fair value due to the short period of time to maturity.

       (H)REVENUE RECOGNITION:

             Revenue from the sale of products is recognized when title to the products are transferred to the customer (upon shipment) and only when no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive and retain reasonably assured payments for products sold and delivered.


       (I)NEW ACCOUNTING PRONOUNCEMENTS:

             In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," (SFAS "161") as amended and interpreted, which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected.

             In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

NOTE 2 -   DUE TO SHAREHOLDERS:

   As of May 31, 2008, the Company owed to a shareholder of the company in the amount of $5,300. There is no interest charged by the shareholder and there are no specific repayment terms.

   As of  May  31, 2008, the Company owed to another shareholder of the company
   in the amount  of  $5,504.   There is no interest charged by the shareholder
   and there are no specific repayment terms.


NOTE 3 -   CAPITAL STOCK TRANSACTIONS:

   Common stock - The authorized common stock is 50,000,000 shares with no par value. As of May 31, 2008, the Company has 10,930,000 shares of common stock issued and outstanding.

   In January 2004, the company issued 10,000,000 shares of its common stock to its directors in exchange for services totaling $1,000.

   During the fiscal year ended 2004, the company issued a total of 930,000 shares of its common stock to 48 individuals in exchange for $93,000 in cash.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

OUR BUSINESS

Since the incorporation of Cascade Technologies Corp., (formerly known as Arkon Technologies, Inc.) (hereinafter "Cascade", "We", "Us", "Our" or the "Company"), we have been developing our business as a non-franchised stocking distributor to buy and sell semiconductors, electro-mechanical and passive components from franchised and non-franchised distributors. Generally, as a non-franchised stocking distributor, we buy and sell parts independent of the parts manufacturer and our customers deal directly with us in relation to warranties on defective parts.

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

In June 2007, after conducting marketing of our products to what we believed was our customer base we started seeing some definite interest in our products. After some product testing, in January of 2008, through one of our contacts, we lodged our first sale generating revenues. Since then, on May 9, 2008 we finalized another order for the sale of parts generating $2,100 in revenue.

Management is pleased that there is a marketplace that can be exploited as a non-franchised stocking distributor and sees moderate continued growth in this market. As the development of the marketplace is a long term prospect, management is also looking at exploiting the contacts it has made over the last few years to see if there are ways of generating additional revenue from various projects or other options that the suppliers may be aware of so that additional revenues can be generated for the Company and its stockholders.

EMPLOYEES

Our only employees are our officers and directors. The officers and directors will only be devoting their attention to our business on a part time basis. We estimate that Mr. Hollingshead devotes approximately 30 hours a week to the business. We estimate that Ms. Mac Quarrie and Ms. Thomas devote approximately 25 hours a week each.

PLAN OF OPERATIONS

Since incorporation our core business has been in the purchase and sale of the semi-conductors. We have pursued this business by the creation of a website displaying 20 products for sale. For the first 2 years, management has expended significant personal time with various suppliers to foster and develop supplier relationships. Those relationships have provided various solid product offerings which have finally resulted in some sales.

Based on the performance and sales activity to date, management plans to advertise these parts for sale on our website and related internet websites like Broker Forum (www.brokerforum.com).

As the sales for the Company have been slower in increasing than expected, the Company's advertising program has been slow to develop. Finances permitting, plans remain to advertise in the North American weekly electronics buyer's publication of Electronic Buyers News (EBN) as well as through major global web sites that are used to source components. Also, additional plans remain to take out advertisements in major electronics magazines in Europe and Asia and exhibit in four major trade shows a year; two in North America, one in Europe and one in Asia.

The Company also has plans to hire a full time sales person to cover North America and Europe on competitive employment terms.

Our costs over the next twelve months are estimated to remain at approximately $157,000. At this time, we do not have monies to cover these costs. The completion of our business plan for the next twelve months is contingent upon us obtaining additional financing. However, there is no guarantee that we will be able to raise such needed financing. If we do not raise sufficient funds necessary to support our plan of operation, we may be forced to severely curtail, or even completely cease our operations. At this time, we do not have any source of funding nor have we conducted any substantial research in regards to obtaining this funding.

To date, our Company has not been as successful as hoped in implementing our business plan however, we have generated good relationships with our supplier contacts. Management of our Company is looking at ways of connecting with our suppliers to investigate opportunities beyond our core business to realize additional value for our shareholders. We believe there are opportunities that could coexist and provide synergy to the Company's existing core business to increase profits.

Should management seize upon the business opportunity and provides a good fit for the Company, management may acquire assets or technologies to develop our own business or we may seek out business opportunities with established similar business entities to enhance the existing core business or generate increased value for the Company's stockholders.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets, any potential losses from pending litigation and deferred tax assets or liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.


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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We have not held a stockholders' meeting or submitted matters to a vote of stockholders' during the period covered by this report.

ITEM 5.  OTHER INFORMATION

None



ITEM 6.  EXHIBITS

3.1(a)Articles of Incorporation                                Incorporated by reference to the Exhibits attached to the Form SB-2
                                                               Registration  Statement, as amended,  filed  under  SEC File Number
                                                               333-124284.

3.1(b)Amendment to Articles of Incorporation                   Incorporated by reference to the Exhibits attached to the Form SB-2
                                                               Registration Statement, as  amended, filed  under SEC  File  Number
                                                               333-124284.

3.2(a)By Laws                                                  Incorporated by reference to the Exhibits attached to the Form SB-2
                                                               Registration Statement, as  amended,  filed under SEC  File  Number
                                                               333-124284.

3.2(b)Amended and Restated ByLaws                              Incorporated  by  reference  to our Schedule 14C filed on March 20,
                                                               2007.

10.1  Letter Agreement for Office Space Rental (Dated May 1,   Incorporated by reference to the Exhibits attached to the Form SB-2
      2006)                                                    Registration Statement, as amended, filed  under  SEC  File  Number
                                                               333-124284.

22.1  Notice of Annual Meeting of Shareholders                 Incorporated by reference to our Schedule 14C filed  on  March  22,
                                                               2007.

31.1  Section 302 Certification- Principal Executive Officer   Filed herewith

31.2 Section 302 Certification- Principal Accounting Officer Filed herewith and Principal Financial Officer

32.1  Certification for CEO and CFO Pursuant to 18 U.S.C.      Filed herewith
      Section 1350 as adopted pursuant to Section 906 of the
      Sarbanes-Oxley Act of 2002


                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CASCADE TECHNOLOGIES CORP.





July 14, 2008                           Bruce Hollingshead, President/Director



July 14, 2008                           Christine Thomas, Secretary/Director
                                        Chief Financial Officer



July 14, 2008                           Shannon MacQuarrie, Director