Form 10-K
period 2008-08-31
CASCADE TECHNOLOGIES CORP
filed 2008-12-01
CIK 1324344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 00052141

CASCADE TECHNOLOGIES CORP.
 (Exact name of registrant as specified in its charter)

WYOMING	98-0440633
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1530 9th Avenue S.E. Calgary, Alberta, T2G 0T7
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (403) 693-8000

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common stock, no par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [ ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
1.Yes [X] No [ ]
2.Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
 [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12-2 of the Exchange Act.

Large accelerated filer ☐                                                                                          Accelerated filer ☐
Non-accelerated filer ☐                                                                                     Smaller reporting company [X]
(Do not check if a smaller reporting company)\

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of our most recently completed second fiscal quarter, the aggregate market value of voting common stock held by non-affiliates of the registrant was $100,312.   Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

As of November 12, 2008, the registrant had a total of 10,930,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

ITEM 1.                      BUSINESS

The statements contained in this Report on Form 10-K that are not purely historical statements are forward–looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. “Special Note Regarding Forward-Looking Statements” and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

Cascade Technologies Corp., (formerly known as Arkon Technologies, Inc.)  was incorporated in the State of Wyoming on January 16, 2004.

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

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

In June 2007, after conducting marketing of our products to what we believed was our customer base, we started seeing some definite interest in our products. After some product testing, in January of 2008, through one of our contacts, we lodged our first sale generating revenues. Since then, on May 9, 2008 we finalized another order for the sale of parts generating $2,100 in revenue.

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

Many local franchised distributors may be given a cost from a manufacturer in one geographic region that might be higher than in a different geographic region for the same part.  Yet the franchised distributors’ contract with the manufacturer does not allow him to take inventory from the geographic region where the cost is cheapest and move it to his warehouse where he may be bound with a higher cost.  It is management’s belief that 95% of the OEM’s buying these parts do not source parts globally, rather they continue to pay the market price for the part in their own geographic regions, and are missing out on cost savings if they source their parts globally.  What are some reasons why these OEM’s don't source globally?  Management believes many OEM's prefer to deal with North American sources, as they don't want to deal with the time differences of dealing with European and Asian sources.  Also, payment terms in Asia often differ with those in North America.  North American vendors often allow for 45-day payment terms, while Asian vendors may be asked to pay in advance for its parts.  Management also believes there is also an ongoing concern of counterfeit parts that are surfacing in Asia.  Management believes that these OEM’s would be willing to deal with an independent distributor in North America who procures parts from Europe and Asia and offers them terms, as these brokers are the ones taking the risk of potentially procuring counterfeit or used parts.

As an independent distributor, we will be forced to face the risks associated in dealing with Asian and European sources.  We therefore plan on taking steps to manage those risks.  We have found with our continued involvement with the Asian marketplace that one way of managing risks with Asian suppliers is to establish and foster close working relationships with the managers of those supply sources.  Alot of Asian Chinese suppliers have recently merged from a Central government run economy that stressed relationships more than profits.  As this is what those managers are accustomed to, we have found that relationship building is the most critical first step to supply security and becoming a trusted distributor or operating within a supply source distribution chain.  With our continued contact between our Company’s management and those supplier representatives, we have developed increasing loyalty from our initial six targeted suppliers.  Although most Asian suppliers require payment before shipping or require a deposit at the time of the order, we have now been able to arrange verbal agreements with those suppliers in Asia so that we will be able to obtain 30 day payment terms with no required deposit.  There is no guarantee, however, that we will be able to obtain these favorable terms with other suppliers; however the Company continues to endeavor to develop more and more supplier relationships.  Furthermore, as our agreements are verbal, there is no guarantee that these suppliers will honor our agreements.  Should we be unable to obtain these terms, we may be forced to pay the deposit ourselves.  This may result in an eight to ten week period where our deposit will be tied up.

We will also have to deal with the risks involved with purchasing counterfeit parts.  We plan on implementing steps to minimize this risk.  First, we plan on buying a vast majority of our parts directly from the manufacturer or a franchised distributor.  We believe this will greatly lessen, if not eliminate, the risk of purchasing counterfeit parts.  We also plan on taking steps to insure that other suppliers in our supply chain have purchased directly from manufacturers or from franchised distributors.  For those suppliers that are not the manufacturer or a franchised distributor, we plan on negotiating 30 day terms with the supplier so that we have an opportunity to view and inspect the parts prior to purchase, and in some cases, allow our customers to install the parts prior to payment.  Despite implementing these steps, we may still unwittingly purchase counterfeit parts, which we would not be able to resell.  Should this happen, the financial impact would be substantial as the components in this industry have a high average selling price.  Such occurrence may, in fact, cause our business to fail.

Subsequent to the date of this Annual Report, there was a change of control and new management and a new Board of Directors have taken over the operations of the Company.   The current Board of Directors has determined that it must more aggressively pursue other business opportunities and it intends to cease operations of its current business unless they can determine that the business presently undertaken by the Company has an opportunity for growth within the next fiscal year.  Based on the historical sales of the semi-conductors, management believes it is unlikely that this business will continue to operate.

COMPETITIVE BUSINESS CONDITIONS AND OUR COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION

We face strong competition in the area of distribution of semiconductors, electro-mechanical and passive components.  Most of our competitors are in a far better market position than we are.  Some of the largest franchised distributors include Arrow Electronics based in New York and Avnet Electronics based in Phoenix.  Arrow Electronics and Avent Electronics are multi-billion dollar companies with offices all around the world and are franchised distributors for over 100 product lines.  Some of the largest independent private brokers include America II based in Florida and DERF Electronics and Harry Krantz Company, both based out of New York.  Our competitors are far more established in the industry and have access to far greater resources.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS

At the present time, we believe we have secured relationships with six potential suppliers for future sales, four in China and two in Hong Kong.  We have established verbal agreements with these suppliers in regards to warranty issues, shipping costs and issues, estimated response times on quotes for parts, and pricing issues.  All agreements with suppliers presently are verbal.  Though we fully believe these suppliers will honor the agreements, there is no guarantee that they will, nor is there any way for us to enforce such agreements.  In 2005, our President, during his trip to Asia met with various representatives of these suppliers in China.  Due to that initial contact and consistent proper follow-up by our Company, over the last couple of months those suppliers have had increasing confidence in us and are beginning now to be more forthcoming in their warranty representations.  The Chinese business culture is based on relationships and an oral or verbal tradition. Developing strong relationships with proper supply representatives appears to be proving to be one of the potential strengths and advantages that our Company will enjoy to its market advantage.  Due to our consistent relationship building effort we have now, for all suppliers, negotiated the following terms in regards to the warranties which we can subsequently issue to our customers: a one (1) year warranty, from the date of purchase, guaranteeing that the parts are in good working condition and are free from any defects.  This warranty will only cover the cost of the components.  The warranty does not cover any labor costs associated with assembling the product or removing or replacing the defective component.  Furthermore, the warranty will not cover parts damaged due to misuse or abuse by the purchaser.  We believe this warranty is similar to those issued by franchised distributors and original manufacturers based on management's experience in the industry.  Based upon management's knowledge and experience, franchised as well as non-franchised distributors almost always obtain warranties from their distributors or from the original manufacturers and therefore can offer the same warranty to their purchasers.  Nevertheless, we will only purchase products from distributors that directly offer us this type of warranty.  As we are issuing the warranty directly to the client based on the warranty we have with the supplier, there is a chance that the supplier will refuse or be unable to honor the warranty.  Should that happen, we will bear the risk and will be responsible for the replacements costs of the defective parts in their entirety.  In regards to shipping costs, Cascade will be responsible for paying the costs to ship the purchased products to its Canadian office with all six suppliers.  Cascade has also negotiated pricing terms for certain parts with all the suppliers, ranging from periods of three to six months.  At the expiration of the agreed upon time periods, the pricing terms are renegotiated.  These pricing terms also include certain discounts for larger orders.  All six suppliers have also agreed to a 24 to 48 hour response time on quotes for prices on parts that were not previously agreed upon.

We also plan on obtaining for inventory certain products if we can obtain those products at a discount to the market value.  We may also purchase parts for inventory if we have retained a customer that has committed to place a three to six scheduled order with us.

We have actually begun preliminary operations and have listed twenty different parts for sale on our website (www.cascadetechnologies.net). We have already negotiated the prices of these parts from our suppliers. Currently we are using three major suppliers.   Those three suppliers are: Jetel Electronics Co., Jinque Electric Co. Ltd. and Universal Canal Co. Ltd.  The quantities we have advertised are readily available to us for resale. At the present time, we have decided not to list a specific price for these parts, and plan on negotiating a fee with a potential customer based on the quantity of parts the customer is requesting.  We feel this will allow us to test the market prior to launching a full advertising and sales campaign.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

Our business is not dependent on one or a few customers.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION

 We do not have any patents, trademarks or licenses.   We currently do not have any royalty agreements.  Our Company has also not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

As a majority of our purchases and sales will be subject to export, we will be subject to U.S. export administration regulations (also known as EAR). The EAR is issued by the U.S. Department of Commerce, Bureau of Industry and Security (BIS) under laws relating to the control of certain exports, re-exports and activities.  The EAR has been designed primarily to implements the Export Administration Act of 1979.  The core of the export control provisions of the EAR concerns exports from the United States.  Commodities, software and technology that have been exported from the United States are generally subject to the EAR with respect to re-export.  The export control provisions of the EAR are intended to serve the National Security, foreign policy, non-proliferation, and short supply interests of the United States and in some cases to carry out its international obligations.  Some controls are designed to restrict access to dual use items by countries or persons that might apply such items to uses inimical to U.S. interests.  These include controls designed to stem the proliferation of weapons of mass destruction and controls designed to limit the military and terrorism support capability of certain countries.

In order to export certain items, we will be required to obtain a license.  Licenses can be applied for at the Bureau of Industry and Security ("BIS") U.S. Department of Commerce.  However, the ability to successfully obtain an export license is not guaranteed and is dependent upon various factors, including the country of export and the end use of the product.  A majority of the rules and regulations involving the EAR can be found on their website at http://www.bxa.doc.gov/.

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

EFFECTS OF EXISTING OR PROBABLE GOVERNMENT REGULATIONS ON OUR BUSINESS

We believe that our business will be minimally affected by any existing or probable government regulations as described above.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We have not had any costs for research and development to date and we do not anticipate any future costs.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

We believe that there are environmental regulations in place as of July 2006 that may impact our business.  Listed below is a brief summary of the environmental regulations.  The majority of these regulations concern the use of lead in the production of electronic components and systems.

The following key regulatory activities are driving the move to lead free parts.

The European Council Directive on "Waste from Electrical and Electronic Equipment" (WEEE) proposes restrictions on the use of lead among other materials in electronic products.  On October 10, 2002, the European Council and European Parliament reached an agreement to set a target date of July 1, 2006 for a ban on hazardous materials including lead.

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

The Japanese Ministry of International Trade has set the following targets:

  In April of 1997, the amount of Pb used for automobiles, except for batteries:\
  End of 2000, be reduced "to half compared to 1996 by the end of 2000".
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

These regulations may impact us should we purchase lead products that we are unable to sell because of the implementation of these regulations.  We cannot at this time estimate the costs we might incur.

EMPLOYEES

We do not currently have any employees.  All of the operations of the Company are undertaken by the Board of Directors.

ITEM 1A.                      RISK FACTORS

Not Applicable

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2008 fiscal year that remain unresolved.

ITEM 2.                         PROPERTIES

The Company’s office during the fiscal period covered by this Annual Report encompassed approximately 450 square feet of shared commercial office space provided by a then director of the Company.

The Company currently operates out of office space at 1530 9th Ave, S.E., Calgary, Alberta T2G 0T7 provided by one of our directors free of charge.

ITEM 3.                      LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Annual Report.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 2008.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) The Company's common stock is presently quoted on the Over the Counter Bulletin Board (OTC/BB) under the symbol “CSDT”.

The Company has been quoted on the over the counter bulletin board since July 10, 2007.

Following is a report of high and low bid prices from July 10, to August 31, 2007 and for each quarterly period for the year ended August 31, 2008.

Year 2007	High	Low
4th Quarter ended 8/31/07	0.00	0.00

Year 2008	High	Low
First Quarter ended 11/28 2007	0.15	0.10
Second Quarter ended 2/29/2008	0.15	0.15
Third Quarter ended 5/31/2008	0.20	0.15
Fourth Quarter ended 8/31/2008	0.45	0.20

The information as provided above for the fiscal years ended 2007 and 2008 was provided by Pink Sheets. The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and have not been adjusted for stock dividends or splits.

As of November 20, 2008 there were 4 market makers in the Company’s stock which is presently quoted on the over the counter bulletin board.

As of November 20, 2008, there were 8 record holders of the Company’s common stock.

The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any securities authorized for issuance under equity compensation plans.

(b)          RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

Not Applicable

ITEM 6.                      SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Much of the discussion in this Item is “forward-looking” as that term is used in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.  There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of a certain date.

Plan of Operation

Since incorporation, our core business has been in the purchase and sale of the semi-conductors. We have pursued this business by the creation of a website displaying 20 products for sale. For the first 2 years, management has expended significant personal time with various suppliers to foster and develop supplier relationships. Those relationships have provided various solid product offerings which have finally resulted in some sales now occurring.

Based on the performance and sales activity to date, management plans to advertise these parts for sale on our website and related internet websites like Broker Forum (www.brokerforum.com).

As the sales for the Company have been slower in increasing than expected, the Company’s advertising program has been slow to develop.  Our plan was to advertise in the North American weekly electronics buyer’s publication of Electronic Buyers News (EBN) as well as through major global websites that are used to source components. Also, additional plans remain to take out advertisements in major electronics magazines in Europe and Asia and exhibit in four major trade shows a year, two in North America, one in Europe and one in Asia.

The Company business plan also calls for the Company to hire a full time sales person to cover North America and Europe on competitive employment terms.

To date, our Company has not been as successful as hoped in implementing our business plan; however, we have generated good relationships with our supplier contacts.

Subsequent to the date of this Annual Report, there was a change in control and management of the Company.   Present management intends to review the current business plan and make a determination as to whether to proceed with the current business or to divest and seek other business opportunities.

The management of the Company intends to make this decision prior to December 31, 2008.

Should management determine to continue with its existing business, our business plan requires approximately $160,000 to be expended over the next 12 months.  We do not currently have the capital required to fund our existing business plan.  We intend to raise the capital by way of loans, the sale of equity or such other means as may present themselves to the Company, however there can be no assurance that we will be successful in raising these funds.  Should we determine to divest of our existing business, there can be no assurance that we will find another business suitable for acquisition or that, should we fund such business, that we will be able to  finalize a transaction.

Based on retaining our current business, over the next twelve months, we plan to:

(a)	Raise additional capital to execute our business plans.

(b)	Further penetrate the sales market worldwide with our product offerings.

(c)	Build up a network of strategic alliances with several types of suppliers or other industries that provide a return for our shareholders.

(d)	Fill the positions of senior management sales, administrative and engineering positions.

Cash Requirements

For the next twelve months and given that we meet our forecasted revenues, we plan to expend a total of approximately $160,000 in implementing our business plan. We estimate our operating expenses and working capital requirements for the next twelve months as follows:

Estimated Expenses
General and Administrative	$14,000
Sales and Marketing	$130,000
Operations	$6,000
Professional Services	$10,000
Total	$160,000

Our estimated expenses over the next twelve months are broken down as follows:

1.	General and Administrative We anticipate spending approximately $14,000 on general and administration costs in the next twelve months.

2.
Sales and Marketing. We anticipate that we may spend up to $130,000 in the next twelve months in the sales and marketing to further develop our supplier and customer base. This amount reflects our commitment to invest in promotional activities for our future products.

3.	Operations. We anticipate that we may spend up to $6,000 in the next twelve months in the operations of the Company.

4.	Professional Services. We anticipate that we may spend up to $10,000 in the next twelve months in professional services.

Liquidity and Capital Resources

As of August 31, 2008, our cash balance is $1,435. We have limited cash on hand and we will be required to raise capital to fund our operations. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations. Management believes that our Company's cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We have had minimal cash flow from operating activities as we are in the development stage. We project that we will require an estimated additional $160,000 over the next twelve month period to fund our operating cash shortfall. Our Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as the Company may determine. There are no assurances that we will be able to obtain funds required for our continued operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful and sufficient market acceptance of our products and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

Revenue recognition

The Company recognizes revenue in accordance with the provision of the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 104 which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

Research and development

All costs of research and development activities are expensed as incurred.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS. This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, be recognized at the full amounts of their fair values.

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

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, an amendment of ARB No. 51. The objective of this statement is to improve the relevance, comparability, and transparency of the financial statements by establishing accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company believes that this statement will not have any impact on its financial statements, unless it deconsolidates a subsidiary.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

In April 2008, the FASB issued FASB Staff Position No. 142-3, DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 will have a material impact on its financial statements.

In May 2008, the FASB issued Statement No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In May 2008, the FASB issued Statement No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS – AN INTERPRETATION OF FASB STATEMENT NO. 60. The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are listed in Item 15(a) (1) and begin at page F-1 of this Annual Report.

Cascade Technologies Corp.

Report and Financial Statements

August 31, 2008

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cascade Technologies Corp.
Calgary, Alberta

We have audited the accompanying balance sheets of Cascade Technologies, Corp. (A Development Stage Company) as of August 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and from January 16, 2004 (inception) through August 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cascade Technologies, Corp. (A Development Stage Company) as of August 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended and from January 16, 2004 (inception) through August 31, 2008 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
November 25, 2008

2580 Anthem Village Drive, Henderson, NV  89052
Telephone (702) 588-5960 ● Facsimile (702) 588-5979

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	August 31, 2008 (Audited)	August 31, 2007 (Audited)

ASSETS
Current assets
Cash	$1,435	$8,867
Prepaid expense	600	600
Total current assets	2,035	9,467

Total assets	$2,035	$9,467

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$239	$237
Accrued interest	451	-
Loans due to shareholders	19,659	-
Total current liabilities	20,349	237

Total liabilities	20,349	237

Stockholder's deficit
Common stock; no par value; 500,000,000 shares	94,000	94,000
authorized, 10,930,000 issued and outstanding
Accumulated deficit during development stage	(112,314)	(84,770)
Total stockholders' deficit	(18,314)	9,320

Total liabilities and stockholders' deficit	$2,035	$9,467

See Accompanying Notes to Financial Statements

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
AUDITED

			From January 16, 2004
	For the Year	For the Year	(Date of Inception)
	Ended	Ended	through
	August 31, 2008	August 31, 2007	August 31, 2008

Revenues	$6,672	$--	$6,672

Cost of revenues	6,221	--	6,221

Gross profit	451	--	451

Operating expenses
Selling general and administrative	27,995	20,249	112,765
Total operating expenses	27,995	20,249	112,765

Loss before provision for income taxes	(27,544)	(20,249)	(112,314)

Net loss	$(27,544)	$(20,249)	$(112,314)

Basic loss per common share	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	10,930,000	10,930,000

See Accompanying Notes to Financial Statements

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FROM JANUARY 16, 2004 (DATE OF INCEPTION) THROUGH AUGUST 31, 2008
(AUDITED)

			Accumulated	Total
	Common Stock		Deficit During	Stockholders'
	Shares	Amount	Development Stage	Equity (Deficit)

Balance, January 16, 2004 (Date of Inception)	--	$--	$--	$--

Issuance of stock for services, $ 0.0001 per share	10,000,000	1,000	--	1,000

Issuance of stock for cash, $ 0.10 per share	930,000	93,000	--	93,000

Net loss	--	--	(12,852)	(12,852)

Balance, August 31, 2004	10,930,000	94,000	(12,852)	81,148

Net loss	--	--	(23,497)	(23,497)

Balance, August 31, 2005	10,930,000	94,000	(36,349)	57,651

Net loss	--	--	(28,172)	(28,172)

Balance, August 31, 2006	10,930,000	94,000	(64,521)	29,479

Net loss	--	--	(20,249)	(20,249)

Balance, August 31, 2007	10,930,000	94,000	(84,770)	9,230

Net loss	--	--	(27,544)	(27,544)

Balance, August 31, 2008	10,930,000	$94,000	$(112,314)	$(18,314)

See Accompanying Notes to Financial Statements

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(AUDITED)

			From January 16, 2004
	For the Year	For the Year	(Date of Inception)
	Ended	Ended	through
	August 31, 2008	August 31, 2007	August 31, 2008

Cash flows from operating activities:
Net loss	$(27,544)	$(20,249)	$(112,314)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	--	--	1,000
Changes in operating assets and liabilities:
Increase in prepaid expense	--	--	(600)
Increase in accounts payable	239	--	239
Increase in accrued interest	451	--	451
Change in loans due to shareholders	19,422	237	19,659

Net cash used by operating activities	(7,432)	(20,012)	(91,565)

Cash flows from financing activities:
Proceeds from issuance of common stock	--	--	93,000
Net cash provided by financing activities	--	--	93,000

Net change in cash	(7,432)	(20,012)	1,435

Cash, beginning of period	8,867	28,879	--

Cash, end of period	$1,435	$8,867	$1,435

See Accompanying Notes to Financial Statements

CASCADE TECHNOLOGIES CORP.
NOTES TO FINANCIAL STATEMENTS
A DEVELOPMENT STAGE COMPANY
(AUDITED)

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization and Business:

Cascade Technologies Corp. (“Cascade”, “the Company”, “we”, or “our Company”) was incorporated on January 16, 2004 in the State of Wyoming as Akron Technologies, Inc.  We changed our name to Cascade Technologies Corp. on March 9, 2004.

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had an accumulated deficit of ($112,314) and had a working capital deficiency of $(18,314) as of August 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

(b)	Cash and cash equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

(c)	Income taxes:

The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

Any deferred tax benefit is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has no current operations.

CASCADE TECHNOLOGIES CORP.
NOTES TO FINANCIAL STATEMENTS
A DEVELOPMENT STAGE COMPANY
(AUDITED)

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)	Loss per common share:

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

(e)	Fair value of financial instruments:

The carrying value of cash equivalents and accrued expenses approximates fair value due to the short period of time to maturity.

(f)	Revenue recognition:

Revenue from the sale of products is recognized when title to the products are transferred to the customer (upon shipment) and only when no further contingencies or materialperformance obligations are warranted, and thereby have earned the right to receive and retain reasonably assured payments for products sold and delivered.

(g)	New accounting pronouncements:

In May of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This statement will require no changes in the Company’s financial reporting practices.

CASCADE TECHNOLOGIES CORP.
NOTES TO FINANCIAL STATEMENTS
A DEVELOPMENT STAGE COMPANY
(AUDITED)

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g)	New accounting pronouncements (continued):

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS. This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, be recognized at the full amounts of their fair values.

(h)	A development stage company:

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development-Stage Enterprises". A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue therefrom.  Development stage companies report cumulative costs from the enterprise's inception.

CASCADE TECHNOLOGIES CORP.
NOTES TO FINANCIAL STATEMENTS
A DEVELOPMENT STAGE COMPANY
(AUDITED)

NOTE 2 -   NOTE PAYABLE – RELATED PARTY:

As of August 31, 2008, the Company had two unsecured due on demand notes bearing interest at 8%, due to two shareholders of the company in the amount of $19,659.

NOTE 3 -   STOCKHOLDERS’ EQUITY (DEFICIT):

Common stock – The authorized common stock is 500,000,000 shares with no par value.  As of August 31, 2008, 2007 and 2006, the Company had 10,930,000 shares of common stock issued and outstanding.

In January 2004, the Company issued 10,000,000 shares of its common stock to its directors in exchange for services totaling $1,000.

During the fiscal year ended 2004, the Company issued a total of 930,000 shares of its common stock to 48 individuals in exchange for $93,000 in cash.

NOTE 4 -  SUBSEQUENT EVENTS:

On September 10, 2008, Crest Capital Corp., a private Belize company, purchased a total of 10,000,000 shares of the issued and outstanding common stock of Cascade Technologies Corp. (the "Company") from the directors and officers of the Company, for cash totaling $1,000.  The total of 10,000,000 shares represented 91.5% of the shares of outstanding common stock of the Company at the time of transfer.

The above transaction effected a change in control.

On September 10, 2008, Mr. Bruce Hollingshead, a Director and the President of Cascade Technologies Corp. (the “Company”), informed the Board of Directors of the Company that he was resigning from the Board of Directors and as President of the Company effective immediately.  Mr. Hollingshead did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On September 10, 2008, Christine Thomas, a Director and Secretary/Treasurer and Chief Financial Officer of the Company, informed the Board of Directors of the Company that she was resigning as a Director and Secretary / Treasurer and Chief Financial Officer effective immediately.  Mrs. Thomas did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On September 10, 2008, Shannon MacQuarrie, a Director of the Company, informed the Board of Directors of the Company that she was resigning as Director of the Company effective immediately. Mrs. MacQuarrie did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

CASCADE TECHNOLOGIES CORP.
NOTES TO FINANCIAL STATEMENTS
A DEVELOPMENT STAGE COMPANY
(AUDITED)

NOTE 4 -  SUBSEQUENT EVENTS (CONTINUED):

On September 10, 2008, Rick Walchuk was appointed to the Board of Directors of the Company and as President of the Company and on September 10, 2008, Jacqueline Danforth was appointed to the Board of Directors of the Company and Secretary / Treasurer and Chief Financial Officer of the Company.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

ITEM 9A (T).             CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2008, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of August 31, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.                      OTHER INFORMATION

By way of Directors Resolution dated July 24, 2008, the authorized capital of the Company was increased from 50,000,000 to 500,000,000.

On September 10, 2008, Crest Capital Corp., a company of which Ms. Danforth is the beneficial owner, purchased a total of 10,000,000 shares of the issued and outstanding common stock of Cascade Technologies Corp. (the "Company") from Shannon MacQuarrie (Director), Bruce Hollingshead (Director and Officer), and Christine Thomas (Director and Officer) of the Company, for an aggregate of $1,000 in cash.  The total of 10,000,000 shares represented 91.5% of the shares of outstanding common stock of the Company at the time of transfer.

This purchase of shares effected a change in Control of the Registrant.

On September 10, 2008, Mr. Bruce Hollingshead, a Director and the President of Cascade Technologies Corp. (the “Company”), informed the Board of Directors of the Company that he was resigning from the Board of Directors and as President of the Company effective immediately.  Mr. Hollingshead did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On September 10, 2008, Christine Thomas, a Director and Secretary/Treasurer and Chief Financial Officer of the Company, informed the Board of Directors of the Company that she was resigning as a Director and Secretary / Treasurer and Chief Financial Officer effective immediately.  Mrs. Thomas did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On September 10, 2008, Shannon MacQuarrie, a Director of the Company, informed the Board of Directors of the Company that she was resigning as Director of the Company effective immediately.  Mrs. MacQuarrie did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On September 10, 2008, Rick Walchuk was appointed to the Board of Directors of the Company and as President of the Company and on September 10, 2008, Jacqueline Danforth was appointed to the Board of Directors of the Company and Secretary / Treasurer and Chief Financial Officer of the Company.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the names and ages of all directors and executive officers of the Company as of November 12, 2008, indicating all positions and offices with the Company held by each such person:

Our Board of Directors consists of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. We also have provided a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

NAME	AGE	POSITION
Rick Walchuk	52	Director, Principal Executive Officer
Jacqueline Danforth	36	Director, Secretary and Principal Financial Officer

Our executive officers are elected annually by our Board of Directors.

Rick Walchuk, President, Chief Executive Officer and Member of the Board of Directors

Mr. Walchuk joined the Board of Directors and was appointed President on September 10, 2008.  Mr. Walchuk previously spent 24 years as a stockbroker.  He graduated from the University of Saskatchewan, with a B.A. degree in Commerce.  Since graduation from the University of Saskatchewan, he has devoted most of his professional career to domestic and international business transactions.  In April 2004, Mr. Walchuk was appointed Chief Executive Officer of a start-up biotech company in Athens, Greece, a position he held until July 2004.  Mr. Walchuk then served as a consultant to various public companies. Mr. Walchuk will serve as the President and Chief Executive Officer of the Company and will be responsible for overseeing our business development.  Mr. Walchuk also serves as a consultant to Bruca Trading Ltd., a private consulting firm in Athens, Greece.

Jacqueline Danforth, Secretary/Treasurer, Chief Financial Officer and Director

On September 10, 2008, Jacqueline Danforth was appointed to the Board of Directors of the Company and Secretary / Treasurer and Chief Financial Officer of the Company. Over the past fourteen years, Ms. Danforth has worked for both private and publicly traded companies providing management services and corporate governance programs.  Ms. Danforth has extensive experience working with start up operations, including direct involvement with public and private corporations listed on both Canadian and US exchanges participating in all aspects of public reporting, corporate governance, corporate finance and shareholder communications.  She has worked in a broad range of industry sectors including natural resources, food services and technology, and manufacturing and has filled such roles as Vice-President, President, Chief Executive Officer and Chief Financial Officer.

Currently, Ms. Danforth is the President and Chief Executive Officer of FACT Corporation, a publicly traded US corporation which has commercialized their proprietary food technologies in the form of more nutritious bake mixes to manufacturers and wholesale clients in the food industry.  Ms. Danforth is responsible for sales and marketing, complex financial reporting, intellectual property management, and overseeing the business and product development and R&D initiatives.  Ms. Danforth has successfully commercialized the technology and increased sales from $0 to $3.4MM (2007) with a gross revenue rate for the 2008 fiscal year indicating an increase in sales to between $4 and $5MM.  Ms. Danforth is also the acting Chief Financial Officer and a director of VioSolar, Inc., a company involved in the construction of solar parks, and the acting Chief Financial Officer and a director of Tire Environmental International Inc., a shell company quoted on the Over the Counter Bulletin Board.

Ms. Danforth continues to provide consulting services on a limited basis to other private and public corporations, and serves as an independent director and/or officer on several private boards.  Ms. Danforth is Canadian-born and educated, well traveled and currently resides in Alberta, Canada.

Section 16(a) Beneficial Ownership Reporting Compliance

We did not have any persons who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company intends to review and finalize the adoption of a code of ethics as soon as practicable. Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the period during which the code of ethics is adopted.

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to the issuer’s board of directors.

The Board of Directors presently does not have an audit committee. Since there are no independent members of the Board it is not feasible at this time to have an audit committee. The Board of Directors performs the same functions as an audit committee. The Board of Directors in performing its functions as an audit committee has determined that it does not have an audit committee financial expert.

ITEM 11.                      EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company does not currently pay any compensation to any of its executive  officers and has not paid any compensation to any of its executive officers during the last three fiscal years covered by this report.

Grants of Plan Based Awards

The Company does not have any stock option or stock award plans.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

As of the end of the fiscal year 2008, we had no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officers, directors, consultants or employees of our Company during the fiscal year ended August 31, 2008.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at August 31, 2008.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended August 31, 2008. We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Report on Executive Compensation

Our compensation program for our executive officers is administered and reviewed by our board of directors. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our Company. We did not have any executive compensation during fiscal 2008.

Employment Contracts

We are not party to any employment contracts with our officers and directors.

DIRECTOR INDEPENDENCE

The Company does not currently have any directors that would fit the independence requirements of the rules and regulations of the SEC.

There have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or 1% of the average our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Board Meetings and Committees

Our board of directors held no formal meetings during the twelve (12) month period ended August 31, 2008. All proceedings of the board of directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Wyoming Revised Statutes and the by-laws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. The board of directors acted by unanimous written consent resolution six (6) times during the twelve (12) month period ended August 31, 2008.

We do not have standing audit, nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our board of directors. The directors who perform the functions of auditing, nominating and compensation committees are not independent because they are also officers of our company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Number of securities
remaining avalable for
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	-0-	N/A	N/A
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A
Total	N/A	N/A	N/A

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information, as of November 12, 2008, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Crest Capital Corp. (2) c/o 1530 9th Ave S.E., Calgary, Alberta T2G 0T7	10,000,000 shares held directly	91.5%
(1)	Based upon 10,930,000 issued and outstanding shares of common stock as of November 12, 2008.
(2)	Jacqueline Danforth, an officer and director of the Company is the beneficial owner of Crest Capital Corp.

SECURITY OWNERSHIP OF MANAGEMENT

The following table shows, as of November 12, 2008, the shares of Cascade Common Stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Rick Walchuk, Principal Executive Officer and Director	-0-	0.0%
Common	Jacqueline Danforth, Secretary/Treasurer, Chief Financial Officer and Director	10,000,000 shares held indirectly(2)	91.5%
Common	All Officers and Directors as a group	Common shares	91.5%
Notes
(1)	Based upon 10,930,000 issued and outstanding shares of common stock as of November 12, 2008.
(2)	These shares are held in the name of Crest Capital Corp., a company of which Ms. Danforth is the beneficial owner.

CHANGES IN CONTROL

On September 10, 2008, Crest Capital Corp., a company of which Ms. Danforth is the sole officer and director, purchased a total of 10,000,000 shares of the issued and outstanding common stock of Cascade Technologies Corp. (the "Company") from Shannon MacQuarrie (Director), Bruce Hollingshead (Director and Officer), and Christine Thomas (Director and Officer) of the Company, for an aggregate of $1,000 in cash.  The total of 10,000,000 shares represented 91.5% of the shares of outstanding common stock of the Company at the time of transfer.

This purchase of shares effected a change in Control of the Registrant.

On September 10, 2008, Mr. Bruce Hollingshead, a Director and the President of Cascade Technologies Corp. (the “Company”), informed the Board of Directors of the Company that he was resigning from the Board of Directors and as President of the Company effective immediately.  Mr. Hollingshead did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On September 10, 2008, Christine Thomas, a Director and Secretary/Treasurer and Chief Financial Officer of the Company, informed the Board of Directors of the Company that she was resigning as a Director and Secretary / Treasurer and Chief Financial Officer effective immediately.  Mrs. Thomas did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On September 10, 2008, Shannon MacQuarrie, a Director of the Company, informed the Board of Directors of the Company that she was resigning as Director of the Company effective immediately.  Mrs. MacQuarrie did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On September 10, 2008, Rick Walchuk was appointed to the Board of Directors of the Company and as President of the Company and on September 10, 2008, Jacqueline Danforth was appointed to the Board of Directors of the Company and Secretary / Treasurer and Chief Financial Officer of the Company.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR   INDEPENDENCE.

Certain Relationships and Related Transactions

Not Applicable

Director Independence

As of the date of this annual report, we have do not have any independent directors.

The Company has developed the following categorical standards for determining the materiality of relationships that the Directors may have with the Company. A Director shall not be deemed to have a material relationship with the Company that impairs the Director's independence as a result of any of the following relationships:

1.              the Director is an officer or other person holding a salaried position of an entity (other than a principal, equity partner or member of such entity) that provides professional services to the Company and the amount of all payments from the Company to such entity during the most recently completed fiscal year was less than two percent of such entity’s consolidated gross revenues;

2.                the Director is the beneficial owner of less than five (5%) per cent of the outstanding equity interests of an entity that does business with the Company;

3.                the Director is an executive officer of a civic, charitable or cultural institution that received less than the greater of one million ($1,000,000) dollars or two (2%) per cent of its consolidated gross revenues, as such term is construed by the New York Stock Exchange for purposes of Section 303A.02(b)(v) of the Corporate Governance Standards, from the Company or any of its subsidiaries for each of the last three (3) fiscal years;

4.                the Director is an officer of an entity that is indebted to the Company, or to which the Company is indebted, and the total amount of either the Company's or the business entity's indebtedness is less than three (3%) per cent of the total consolidated assets of such entity as of the end of the previous fiscal year; and

5. the Director obtained products or services from the Company on terms generally available to customers of the Company for such products or services. The Board retains the sole right to interpret and apply the foregoing standards in determining the materiality of any relationship.

The Board shall undertake an annual review of the independence of all non-management Directors. To enable the Board to evaluate each non-management Director, in advance of the meeting at which the review occurs, each non-management Director shall provide the Board with full information regarding the Director’s business and other relationships with the Company, its affiliates and senior management.

Directors must inform the Board whenever there are any material changes in their circumstances or relationships that could affect their independence, including all business relationships between a Director and the Company, its affiliates, or members of senior management, whether or not such business relationships would be deemed not to be material under any of the categorical standards set forth above. Following the receipt of such information, the Board shall re-evaluate the Director's independence.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the years ended August 31, 2008 and August 31, 2007:

Services	2008	2007
Audit fees	$11,000	$6,750
Audit related fees	0	0
Tax fees	0	0
Total fees	$11,000	$6,750

Audit fees consist of fees for the audit of the Company's annual financial statements or the financial statements of the Company’s subsidiaries or services that are normally provided in connection with the statutory and regulatory filings of the annual financial statements.

Audit-related services include the review of the Company's financial statements and quarterly reports that are not reported as Audit fees.

Tax fees included tax planning and various taxation matters.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the financial statements or related notes there to.

(c) Exhibits

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form SB-2 filed under SEC file number 333-124284
3.1(i)	Amended Articles of Incorporation	Incorporated by reference to the Form 8-K filed with the SEC on July 28, 2008
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form SB-2 filed under SEC file number 333-124284
3.2	Amended Bylaws	Incorporated by reference to our Schedule 14C filed with the SEC on March 20, 2007
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Rick Walchuk
Name: Rick Walchuk
Title: President and Director (Principal Executive Officer)
Date: December 1, 2008

By: /s/ Jacqueline Danforth
Name: Jacqueline Danforth
Title: Secretary/Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)
Date: December 1, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By: /s/ Rick Walchuk
Name: Rick Walchuk
Title: President and Director (Principal Executive Officer)
Date: December 1, 2008

By: /s/ Jacqueline Danforth
Name: Jacqueline Danforth
Title: Secretary/Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)
Date: December 1, 2008