Form 10-Q
period 2008-11-30
CASCADE TECHNOLOGIES CORP
filed 2009-01-02
CIK 1324344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number:  000-52141

CASCADE TECHNOLOGIES CORP.
 (Exact name of registrant as specified in its charter)

Wyoming	98-0440633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1530 9th Ave SE, Calgary, Alberta	T2G 0T7
(Address of principal executive offices)	(Zip Code)

(403) 693-8000
(Registrant’s telephone number, including area code)

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

                                                                                                          (1) Yes ☑ No ☐
    (2) Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  ☐                                                                                     Accelerated filer  ☐

Non-accelerated filer                                           ☐                                           Smaller reporting Company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

                                                        Yes ☑ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.Yes ☐No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

10,930,000 common shares outstanding as of December 17, 2008.

CASCADE TECHNOLOGIES CORP.

PART I

ITEM 1.                                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended November 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2009.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008.

Page

Unaudited Financial Statements

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Unaudited Financial Statements	F-4 to F-6

CASCADE TECHNOLOGIES CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS

	November 30, 2008	August 31, 2008
	(Unaudited)	(Audited)

Current Assets
Cash	$145	$1,435
Prepaid expense	-	600
Total Current Assets	145	2,035

Total assets	$145	$2,035

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$9,289	$239
Accrued interest	921	451
Short term loan (Note 2)	19,740	-
Loan from shareholders	-	19,659
Total Current Liabilities	29,950	20,349

Total liabilities	29,950	20,349

Stockholders' Deficit
Common stock; no par value, 500,000,000 shares authorized, 10,930,000 shares issued and outstanding	94,000	94,000
Accumulated deficit during development stage	(123,805)	(112,314)
Total stockholders' deficit	(29,805)	(18,314)

Total liabilities and stockholders' deficit	$145	$2,035

The accompanying notes are an integral part of these financial statements.

CASCADE TECHNOLOGIES CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (Unaudited)

			From January 16,2004 (Date of Inception) Through November 30, 2008
	Three months ended November 30,
	2008	2007
Revenues	$-	$-	$6,672
Cost of revenues	-	-	6,221
Gross profit	-	-	451

Operating expenses
Selling general and administrative	11,491	2,760	124,256
Total operating expenses	11,491	2,760	124,256

Loss before provision for income taxes	(11,491)	(2,760)	(123,805)

Net loss	$(11,491)	$(2,760)	$(123,805)
Basic loss per common share	(0.00)	(0.00)
Basic weighted average common shares outstanding	10,930,000	10,930,000

The accompanying notes are an integral part of these financial statements.

CASCADE TECHNOLOGIES CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (Unaudited)
			From January 16,2004 (Date of Inception) Through November 30, 2008

	Three months ended November 30,
	2008	2007
Cash flow from operating activities:
Net loss	$(11,491)	$(2,760)	$(123,805)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	-	-	1,000
Changes in operating assets and liabilities:
Decrease to prepaid expense	600	-	-
Increase in accounts payable	9,050	-	9,289
Increase in accrued interest	470	-	921
Increase in short term loans	81	714	19,740
Net cash used by operating activities	(1,290)	(2,046)	(92,855)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	93,000
Net cash provided by financing activities:	-	-	93,000

Net change in cash	(1,290)	(2,046)	145
Cash, beginning of period	1,435	8,867	-
Cash, end of period	$145	$6,821	$145

The accompanying notes are an integral part of these financial statements.

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS END
NOVEMEBER 30, 2008
(UNAUDITED)

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization and Business:

Cascade Technologies Corp. (“Cascade”, “the Company”, “we”, or “our Company”) was incorporated on January 16, 2004 in the State of Wyoming as Akron Technologies, Inc.  We changed our name to Cascade Technologies Corp. on March 9, 2004.

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had an accumulated deficit of ($123,805) and had a working capital deficiency of $(29,805) as of November 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

(b)	Cash and cash equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

(c)	Loss per common share:

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

(d)	Fair value of financial instruments:

The carrying value of cash equivalents and accrued expenses approximates fair value due to the short period of time to maturity.

(e)	Revenue recognition:

Revenue from the sale of products is recognized when title to the products are transferred to the customer (upon shipment) and only when no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive and retain reasonably assured payments for products sold and delivered.

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS END
NOVEMEBER 30, 2008
(UNAUDITED)

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

(f)	Use of estimates and assumptions:

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

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

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS END
NOVEMEBER 30, 2008
(UNAUDITED)

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

(h)           A development stage company:

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises". A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from. Development-stage companies report cumulative costs from the enterprise's inception.

NOTE 2 -   NOTES PAYABLE:

As of November 30, 2008, the company had two unsecured due on demand notes bearing interest at 8%, due to two former shareholders of the Company in the amount of $19,740.

NOTE 3 -   OTHER EVENTS:

On September 10, 2008, Crest Capital Corp., a private Belize company, purchased a total of 10,000,000 of the 10,930,000 issued and outstanding shares of common stock of Cascade Technologies Corp. (the "Company") from the directors and officers of the Company, for cash totaling $1,000.  The total of 10,000,000 shares represented 91.5% of the shares of outstanding common stock of the Company at the time of transfer.

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

On September 10, 2008, Rick Walchuk was appointed to the Board of Directors of the Company and as President of the Company and on September 10, 2008, Jacqueline Danforth was appointed to the Board of Directors of the Company and Secretary/Treasurer and Chief Financial Officer of the Company.

NOTE 4 -   SUBSEQUENT EVENT:

On December 15, 2008, the Board of Directors of Cascade Technologies Corp. (the “Company”) approved the rescission of the increase to authorized capital effected on July 22, 2008 as the increase in authorized capital did not comply with Wyoming Revised Statutes, thereby reducing the authorized capital from 500,000,000 back to 50,000,000.   On December 15, 2008, the Board of Directors, pursuant to Section 17-16-1002 of the Wyoming Revised Statutes and the bylaws of the Company, the Board of Directors of the Company approved a forward split of the issued and authorized common stock of the Company on the basis of 15 shares for every one share currently authorized and issued.  On December 24, 2008, the Company received notification from the Wyoming Secretary of State that the Secretary of State lodged an amendment to the Company’s Articles of Incorporation and Bylaws, effective on December 22, 2008, to increase its Authorized Capital to a total of 750,000,000 common shares. The shareholders of record of the Company as at December 15, 2008 will receive 15  shares of common stock  in exchange for every 1 existing share of common stock currently held.  The transfer agent for the Company has been directed to issue and deliver, upon receipt by the Transfer Agent of an existing stock certificate of the Company, such number of shares of stock to each shareholder so as to effect the forward split.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions:  demographic  changes; the ability of the Company to sustain,  manage or  forecast  its growth;  the ability of the Company to successfully make and integrate acquisitions;  raw material costs and availability;  new product  development and  introduction;  existing  government regulations  and  changes  in,  or  the  failure  to  comply  with,   government regulations;  adverse publicity;  competition; the loss of significant customers or suppliers;  fluctuations  and  difficulty in forecasting  operating  results; changes in business strategy or development  plans;  business  disruptions;  the ability  to attract  and  retain  qualified  personnel;  the  ability to protect technology; and other factors referenced in this and previous filings.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All dollar amounts stated herein are in US dollars unless otherwise indicated.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended August 31, 2008, and 2007, together with notes thereto.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" mean Cascade Technologies Corp., unless the context clearly requires otherwise.

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

As of the date of this report, present management is reviewing the current business plan and making a determination as to whether to proceed with the current business or to divest and seek other business opportunities.

The management of the Company intended to make this decision prior to December 31, 2008, however due to time constraints and the holiday season, management may delay any decision until the end of January, 2009.

Should management determine to continue with its existing business, our business plan requires approximately $160,000 to be expended over the next 12 months.  We do not currently have the capital required to fund our existing business plan.  We intend to raise the capital by way of loans, the sale of equity, or such other means as may present themselves to the Company, however there can be no assurance that we will be successful in raising these funds.  Should we determine to divest of our existing business, there can be no assurance that we will find another business suitable for acquisition or that, should we fund such business, that we will be able to finalize a transaction.

Based on retaining our current business, over the next twelve months, we plan to:

(a)	Raise additional capital to execute our business plans.

(b)	Further penetrate the sales market worldwide with out product offerings.

(c)	Build up a network of strategic alliances with several types of suppliers or other industries that provide a return for our shareholders.

(d)	Fill the positions of senior management sales, administrative and engineering positions.

Cash Requirements

For the next twelve months we plan to expend a total of approximately $160,000 in implementing our business plan. We estimate our operating expenses and working capital requirements for the next twelve months as follows:

Estimated Expenses
General and Administrative	$14,000
Sales and Marketing	$130,000
Operations	$6,000
Professional Services	$10,000
Total	$160,000

Our estimated expenses over the next twelve months are broken down as follows:

1.	General and Administrative. We anticipate spending approximately $14,000 on general and administration costs in the next twelve months.

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

Liquidity and Capital Resources

As of November 30, 2008, our cash balance is $145. We have limited cash on hand and we will be required to raise capital to fund our operations. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations. Management believes that our Company's cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We have had minimal cash flow from operating activities as we are in the development stage. We project that we will require an estimated additional $160,000 over the next twelve month period to fund our operating cash shortfall. Our Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as the Company may determine. There are no assurances that we will be able to obtain funds required for our continued operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

ITEM 3.                                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T.                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2008.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 1A.                      RISK FACTORS

Not Applicable

ITEM 2.                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

On December 15, 2008, the Board of Directors of Cascade Technologies Corp. (the “Company”) approved the rescission of the increase to authorized capital effected on July 22, 2008 as the increase in authorized capital did not comply with Wyoming Revised Statutes, thereby reducing the authorized capital from 500,000,000 back to 50,000,000.   On December 15, 2008, the Board of Directors, pursuant to Section 17-16-1002 of the Wyoming Revised Statutes and the bylaws of the Company, the Board of Directors of the Company approved a forward split of the issued and authorized common stock of the Company on the basis of 15 shares for every one share currently authorized and issued.  On December 24, 2008, the Company received notification from the Wyoming Secretary of State that the Secretary of State lodged an amendment to the Company’s Articles of Incorporation and Bylaws, effective on December 22, 2008, to increase its Authorized Capital to a total of 750,000,000 common shares. The shareholders of record of the Company as at December 15, 2008 will receive 15  shares of common stock  in exchange for every 1 existing share of common stock currently held.  The transfer agent for the Company has been directed to issue and deliver, upon receipt by the Transfer Agent of an existing stock certificate of the Company, such number of shares of stock to each shareholder so as to effect the forward split.

ITEM 6.EXHIBITS

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form SB-2 filed under SEC file number 333-124284
3.1(i)	Amended Articles of Incorporation	Incorporated by reference to the Form 8-K filed with the SEC on July 28, 2008
3.1 (ii)	Amended Articles of Incorporation	Incorporated by reference to the Form 8-K filed with the SEC on January 2, 2009.
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form SB-2 filed under SEC file number 333-124284
3.2	Amended Bylaws	Incorporated by reference to our Schedule 14C filed with the SEC on March 20, 2007
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of January, 2009.

By:/s/ Rick Walchuk
Name: Rick Walchuk
Title: President/CEO, principal executive officer                                                                                                Dated:  January 2, 2009

By: /s/ Jacqueline Danforth
Name: Jacqueline Danforth
Title: Chief Financial Officer, principal financial officer                                                                                     Dated:  January 2, 2009