Form 10-Q
period 2009-02-28
CASCADE TECHNOLOGIES CORP
filed 2009-04-09
CIK 1324344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

163,950,000 common shares outstanding as of March 24, 2009.

CASCADE TECHNOLOGIES CORP.

PART I

ITEM 1.                                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended February 28, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2009.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008.

Page

Unaudited Financial Statements

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Unaudited Financial Statements	F-4 to F-8

CASCADE TECHNOLOGIES CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS

	February 28, 2009	August 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$134	$1,435
Prepaid expense	-	600
Total current assets	134	2,035

Total assets	$134	$2,035

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$16,866	$239
Accrued interest	1,449	451
Short term loan (Note 2)	31,168	-
Loan from shareholders	-	19,659
Total current liabilities	49,483	20,349

Total liabilities	49,483	20,349

Stockholders' Deficit
Common stock; no par value, 750,000,000 shares authorized, 163,950,000 shares issued and outstanding	94,000	94,000
Accumulated deficit during development stage	(143,349)	(112,314)
Total stockholders' deficit	(49,349)	(18,314)

Total liabilities and stockholders' deficit	$134	$2,035

The accompanying notes are an integral part of these financial statements.

CASCADE TECHNOLOGIES CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended February 28, 2009	Three months ended February 28, 2008	Six months ended February 29, 2009	Six months ended February 29, 2008	From Inception (January 16, 2004) through February 28, 2009

Revenues	$-	$4,292	$-	$4,292	$6,672
Cost of revenues	-	3,896	-	3,896	6,221
Gross profit	-	396	-	396	451

Operating expenses
Selling general and administrative	19,016	9,783	30,037	12,543	142,802
Total operating expenses	19,016	9,783	30,037	12,543	142,802

Other expense
Interest Expense	528	-	998	-	998
Total other expense	528	-	998	-	998

Loss before provision for income taxes	(19,544)	(9,387)	(31,035)	(12,147)	(143,349)

Net loss	$(19,544)	$(9,387)	$(31,035)	$(12,147)	$(143,349)
Basic loss per common share	(0.00)	(0.00)	(0.00)	(0.00)
Basic weighted average common shares outstanding	163,950,000	10,930,000	163,950,000	10,930,000

The accompanying notes are an integral part of these financial statements.

CASCADE TECHNOLOGIES CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended February 28, 2009	Six months ended February 29, 2008	From Inception (January 16, 2004) through February 28, 2009
Cash flow from operating activities:
Net loss	$(31,035)	$(12,147)	$(143,349)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	-	-	1,000
Changes in operating assets and liabilities:
Decrease to prepaid expense	600	-	-
Increase in accounts payable	14,627	-	14,866
Increase in accrued expenses	2,000	-	2,000
Increase in accrued interest	998	-	1,449
Net cash used by operating activities	(12,810)	(12,147)	(124,034)

Cash flows from financing activities:
Increase in short term loans	31,168	-	31,168
Increase (Decrease) in loans due to shareholders	(19,659)	5,001	-
Proceeds from issuance of common stock	-	-	93,000
Net cash provided by financing activities	11,509	5,001	124,168

Net change in cash	(1,301)	(7,146)	134
Cash, beginning of period	1,435	8,867	-
Cash, end of period	$134	$1,721	$134

The accompanying notes are an integral part of these financial statements.

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED
FEBRUARY 28, 2009
(UNAUDITED)

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The accompanying Financial Statements of Cascade Technologies Corp. (the “Company”) should be read in conjunction with the Company’s most recent filing of the Form 10-K which included the financial statements as of August 31, 2008.   Significant accounting policies disclosed therein have no changed except as noted below.  Certain items in previous periods have been reclassified on the Statements of Operations to conform to the current period presentation.

In the opinion of management, all adjustments necessary to present fairly the financial position as of February 28, 2009 and the results of operations and cash flows presented herein have been included in the financial statements.

(b)	Organization and Business:

Cascade Technologies Corp. (“Cascade”, “the Company”, “we”, or “our Company”) was incorporated on January 16, 2004 in the State of Wyoming as Akron Technologies, Inc.  We changed our name to Cascade Technologies Corp. on March 9, 2004.

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has determined to undertake a change of business, is not currently generating revenue, is considered a development stage company, has experienced recurring net operating losses, had an accumulated deficit of ($143,349) and had a working capital deficiency of $(49,349) as of February 28, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

(c)	Cash and cash equivalents:

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

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED
FEBRUARY 28, 2009
(UNAUDITED)

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

(f)	Revenue recognition:

The Company has recently determined to change its business from an online stocking distributor, buying and selling semiconductors, electro-mechanical and passive components to a company seeking projects in the renewable energy sector.

Formerly, revenue from the sale of products has been recognized when title to the products was transferred to the customer (upon shipment) and only when no further contingencies or material performance obligations were warranted, and thereby having earned the right to receive and retain reasonably assured payments for products sold and delivered.  The Company has now ceased operations as a stocking distributor and is presently in the process of formulating a business plan for its anticipated operations in the renewable energy sector.  A new policy of revenue recognition will be adopted upon approval of the 2009 strategic plan.

(g)	Use of estimates and assumptions:

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(h)	New accounting pronouncements:

In September 2006, FASB issued Financial Accounting Standards No. 157, “FAIR VALUE MEASUREMENTS.”   This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.  The Company does not expect SFAS 157 to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS. This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, be recognized at the full amounts of their fair values. The Company is currently not pursuing any business combinations and does not plan to do so in the future, so this statement likely will not have any impact on the Company’s financial statements.

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

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED
FEBRUARY 28, 2009
(UNAUDITED)

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

(h)	New accounting pronouncements (Continued):

In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (An amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

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

In May 2008, the FASB issued SFAS No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In May 2008, the FASB issued Statement No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS – AN INTERPRETATION OF FASB STATEMENT NO. 60. The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not believe the adoption of FASB 163 will have a material impact on its financial statements.

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

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED
FEBRUARY 28, 2009
(UNAUDITED)

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

(h)	New accounting pronouncements (Continued):

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. The Company does not expect the adoption of EITF 08-7 to have a material impact on its financial statements.

    None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

(i)	Development stage company:

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

NOTE 2 -   NOTES PAYABLE:

As of February 28, 2009, the Company had two unsecured due on demand notes bearing interest at 8%, due to two former shareholders of the Company in the amount of $31,168.

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

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED
FEBRUARY 28, 2009
(UNAUDITED)

NOTE 3 -   OTHER EVENTS (Cont’d):

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

On December 15, 2008, the Board of Directors of Cascade Technologies Corp. (the “Company”) approved the rescission of the increase to authorized capital effected on July 22, 2008 as the increase in authorized capital did not comply with Wyoming Revised Statutes, thereby reducing the authorized capital from 500,000,000 back to 50,000,000.   On December 15, 2008, the Board of Directors, pursuant to Section 17-16-1002 of the Wyoming Revised Statutes and the bylaws of the Company, the Board of Directors of the Company approved a forward split of the issued and authorized common stock of the Company on the basis of 15 shares for every one share currently authorized and issued.  On December 24, 2008, the Company received notification from the Wyoming Secretary of State that the Secretary of State lodged an amendment to the Company’s Articles of Incorporation and Bylaws, effective on December 22, 2008, to increase its Authorized Capital to a total of 750,000,000 common shares. The shareholders on record of the Company as at December 15, 2008 will receive 15  shares of common stock  in exchange for every 1 existing share of common stock currently held.  The transfer agent for the Company has been directed to issue and deliver, upon receipt by the Transfer Agent of an existing stock certificate of the Company, such number of shares of stock to each shareholder so as to effect the forward split.

On February 2, 2009, Mr. Rick Walchuk resigned as President of the Company and subsequently, on February 3, 2009, Mr. Dwayne Flett was appointed as director and President of the Company.

NOTE 4 -   SUBSEQUENT EVENTS:

On March 1, 2009, the Company determined to change its business plan and to seek projects in the renewable energy sector.   Further, the Company determined to raise up to $450,000 at $0.15 per share on a best efforts basis.  The Company does not intend to file a registration statement to qualify the shares, therefore any shares issued will be subject to the requisite restrictive legends.

On March 5, 2009, the Company accepted subscriptions under its offering  for a total of 66,667 shares at a price of $0.15 per share.

On March 13, 2009, the Company accepted subscriptions for a total of 133,332 shares at a price of $0.15 per share.

On March 17, 2009, the Company incorporated a wholly owned subsidiary, Cascade Renewable Energy Inc., an Alberta Canada corporation (“Cascade Renewable”).  Cascade Renewable was incorporated to undertake any operations in Canada.

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

Plan of Operation

Since incorporation until early February, 2009, our core business was the purchase and sale of semi-conductors. The Company was unsuccessful in implementing its business plan and therefore management determined to review other business opportunities which would bring value to the Company. In early February 2009, the Company appointed a new director and officer and with this appointment it was determined to pursue business opportunities in the field of renewable energy power producing assets.

The Company has commenced collaboration with Genalta Power Corp., a Canadian renewable energy company with a view to entering into an agreement that will result in Cascade’s first commercial-scale Renewable Energy power installation to a local electric utility under a 20-year PPA.  The Company has not yet concluded any agreements with Genalta Power Corp.  However, the Company incorporated a wholly owned Canadian subsidiary, Cascade Renewable Energy Inc. in March 2009 in anticipation of undertaking Canadian operations in the renewable energy sector.

Renewable Energy Farm Operations

Overview

The Company intends to work to secure an inventory of properties that will be developed as Renewable Energy Projects initially in the U.S. and Canada and internationally if merited.

Our business plan for the next twelve months is to:

(a)	Complete a funding of up to $450,000 for general working capital and project development.

(b)	Enter into agreements, either by acquisition or joint ventures in the renewable energy sector.

(c)	Add additional directors and officers and senior management to the Company with experience in the field of renewable energy.

Cash Requirements

For the next twelve months we plan to expend a total of approximately $450,000 in implementing our business plan. We estimate our operating expenses and working capital requirements for the next twelve months as follows:

Estimated Expenses
General and Administrative	$50,000
Project Development	$350,000
Professional Services	$50,000
Total	$450,000

Our estimated expenses over the next twelve months are broken down as follows:

1.	General and Administrative We anticipate spending approximately $50,000 on general and administration costs in the next twelve months.

2.
Project. We anticipate that we may spend up to $350,000 in the next twelve months in identifying projects in the renewable energy sector and funding joint ventures and collaborations of those projects that we may identify.

3.
Professional Services. We anticipate that we may spend up to $50,000 in the next twelve months in professional services, which includes legal and audit and offering costs related to a proposed fund raising.

Liquidity and Capital Resources

As of February 28, 2009, our cash balance was $134. We have limited cash on hand and we will be required to raise capital to fund our operations. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders or loans from existing shareholders and management or outside loans, and our ability to achieve and maintain profitable operations. Management believes that our Company's cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We have had minimal cash flow from operating activities as we are in the development stage and we have therefore determined not to continue to pursue our semi-conductor business.   We have determined that the Company will seek projects in the sector of renewable energy, which we believe offers substantive opportunity to build value for our shareholders, if successful. We project that we will require an estimated additional $425,000 over the next twelve month period to fund our operating cash shortfall, taking into consideration the funds raised by private placement subsequent to the period covered by this report. Our Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as the Company may determine. The Company is currently undertaking an offering of restricted securities to raise a maximum of $450,000 at a price of $0.15 per share.

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

Not applicable.

ITEM 4T.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 28, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended February 28, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable

ITEM 3.                                DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.                                OTHER INFORMATION

On February 2, 2009, Mr. Rick Walchuk resigned as President of the Company and subsequently on February 3, 2009, Mr. Dwayne Flett was appointed a director and President of the Company.

On March 1, 2009, the Company determined to change its business plan and to seek projects in the renewable energy sector.   Further, the Company determined to raise up to $450,000 at $0.15 per share on a best efforts basis.  The Company does not intend to file a registration statement to qualify the shares, therefore any shares issued will be subject to the requisite restrictive legends.

On March 3, 2009, the Company appointed Mel Dick as Vice President of Operations.

On March 17, 2009, the Company incorporated a wholly owned subsidiary, Cascade Renewable Energy Inc., an Alberta Canada corporation (“Cascade Renewable”).   Cascade Renewable was incorporated to undertake any operations in Canada.

ITEM 6.EXHIBITS

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form SB-2 filed under SEC file number 333-124284
3.1(i)	Amended Articles of Incorporation	Incorporated by reference to the Form 8-K filed with the SEC on July 28, 2008
3.1(ii)	Amended Articles of Incorporation	Incorporated by reference to the Form 8-K filed with the SEC on January 2, 2009
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form SB-2 filed under SEC file number 333-124284
3.2	Amended Bylaws	Incorporated by reference to our Schedule 14C filed with the SEC on March 20, 2007
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of April, 2009.

By:/s/ Dwayne Flett
Name: Dwayne Flett
Title: President/CEO, principal executive officer                                                                                                Dated:  April 9, 2009

By: /s/ Jacqueline Danforth
Name: Jacqueline Danforth
Title: Chief Financial Officer, principal financial officer                                                                                    Dated:  April 9, 2009