Form 10-Q
period 2009-05-31
CASCADE TECHNOLOGIES CORP
filed 2009-07-16
CIK 1324344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

000-52141
(Commission File Number)

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

Yes [X] No [ ]
Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

163,950,000 common shares outstanding as of July 9, 2009
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

CASCADE TECHNOLOGIES CORP.

i

PART I

ITEM 1.                                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended May 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2009.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008.

Page

Financial Statements

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Shareholders’ Equity (Deficiency)	F-3

Consolidated Statements of Cash Flows	F-4

Notes to Unaudited Consolidated Financial Statements	F-5 to F-11

3

CASCADE TECHNOLOGIES CORP. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEETS

	May 31, 2009	August 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$14,301	$1,435
Prepaid expense (Note 2)	1,445	600
Total current assets	15,746	2,035

Total assets	$15,746	$2,035

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$17,311	$239
Accrued interest	2,058	451
Short term loan (Note 3)	31,168	-
Investor deposits	68,000	-
Loan from shareholders	-	19,659
Total current liabilities	118,537	20,349

Total liabilities	118,537	20,349

Stockholders' Deficit
Common stock; no par value, 750,000,000 shares authorized, 163,950,000 shares issued and outstanding	94,000	94,000
Accumulated deficit during development stage	(196,791)	(112,314)
Total stockholders' deficit	(102,791)	(18,314)

Total liabilities and stockholders' deficit	$15,746	$2,035

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CASCADE TECHNOLOGIES CORP. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended May 31,		Nine months ended May 31,		January 16, 2004 (Inception Date) to May 31, 2009
	2009	2008	2009	2008

Revenues	$-	$2,380	$-	$6,672	$6,672
Cost of revenues	-	2,325	-	6,221	6,221
Gross profit	-	55	-	451	451

Operating expenses
Professional service fee	35,242	1,300	55,465	8,300	76,911
Foreign exchange	1,750	-	1,750	-	1,750
Selling, general and administrative	15,841	4,850	25,655	10,393	116,974
Total operating expenses	52,833	6,150	82,870	18,693	195,635

Other expense
Interest expense	609	-	1,607	-	1,607
Total other expense	53,442	6,150	84,477	18,693	197,242

Loss before provision for income taxes	(53,442)	(6,095)	(84,477)	(18,242)	(196,791)

Net loss	(53,442)	(6,095)	(84,477)	(18,242)	(196,791)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic weighted average common shares outstanding	163,950,000	163,950,000	163,950,000	163,950,000

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CASCADE TECHNOLOGIES CORP. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Unaudited)
	Common Stock		Accumulated Deficit During Development Stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount
Balance, January 16, 2004 (Date of Inception)	-	$-	$-	$-
Issuance of stock for services, $ 0.0000 per share	150,000,000	1,000	-	1,000
Issuance of stock for cash, $ 0.006 per share	13,950,000	93,000	-	93,000
Net loss	-	-	(12,852)	(12,852)
Balance, August 31, 2004	163,950,000	94,000	(12,852)	81,148
Net loss	-	-	(23,497)	(23,497)
Balance, August 31, 2005	163,950,000	94,000	(36,349)	57,651
Net loss	-	-	(28,172)	(28,172)
Balance, August 31, 2006	163,950,000	94,000	(64,521)	29,479
Net loss	-	-	(20,249)	(20,249)
Balance, August 31, 2007	163,950,000	94,000	(84,770)	9,230
Net loss	-	-	(27,544)	(27,544)
Balance, August 31, 2008	163,950,000	94,000	(112,314)	(18,314)
Net loss	-	-	(84,477)	(84,477)
Balance, May 31, 2009	163,950,000	$94,000	$(196,791)	$(102,791)

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CASCADE TECHNOLOGIES CORP. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended May 31, 2009		January 16, 2004 (Inception Date) to May 31, 2009
	2009	2008
Cash flow from operating activities:
Net loss	$(84,477)	$(18,242)	$(196,791)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	-	-	1,000
Changes in operating assets and liabilities:
Decrease (increase) to prepaid expense	(845)	-	(1,445)
Increase in accounts payable	17,072	-	17,311
Increase in accrued interest	1,607	-	2,058
Net cash used by operating activities	(66,643)	(18,242)	(177,867)

Cash flows from financing activities:
Proceeds from short term loans	31,168	-	31,168
Loans due to shareholders	(19,659)	10,567	-
Proceeds from investor deposits	68,000	-	68,000
Proceeds from issuance of common stock	-	-	93,000
Net cash provided by financing activities	79,509	10,567	192,168

Net change in cash	12,866	(7,675)	14,301
Cash, beginning of period	1,435	8,867	-
Cash, end of period	$14,301	$1,192	$14,301

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED
MAY 31, 2009
(UNAUDITED)

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The accompanying Financial Statements of Cascade Technologies Corp. (the “Company”) should be read in conjunction with the Company’s most recent filing of the Form 10-K which included the financial statements as of August 31, 2008.   Significant accounting policies disclosed therein have not changed except as noted below.  Certain items in previous periods have been reclassified on the Statements of Operations to conform to the current period presentation.

On January 20, 2009, the Company completed a fifteen-for-one common stock split in the form of special stock distribution to stockholders of record as December 15, 2008. The effect of the stock split has been recognized retroactively in the stockholders’ deficit accounts as of January 16, 2004, and in all shares and per share data in the consolidated financial statements.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Cascade Technologies Corp. and subsidiaries contain all adjustments necessary to present fairly the financial position as of May 31, 2009 and the results of operations and cash flows. All intercompany transactions have been eliminated.

(b)	Organization and Business:

Cascade Technologies Corp. (“Cascade”, “the Company”, “we”, or “our Company”) was incorporated on January 16, 2004 in the State of Wyoming as Akron Technologies, Inc.  We changed our name to Cascade Technologies Corp. on March 9, 2004.

On September 10, 2008, Crest Capital Corp., a private Belize company, purchased a total of 150,000,000 of the 163,950,000 post split issued and outstanding shares of common stock of Cascade Technologies Corp. (the "Company") from the directors and officers of the Company, for cash totaling $1,000.  The total of 150,000,000 shares represented 91.5% of the shares of outstanding common stock of the Company at the time of transfer.

The above transaction effected a change in control.

The Company incorporated Cascade Renewable Energy Inc., (“Cascade Renewable”) on March 17, 2009 in the Province of Alberta, Canada, as a wholly-owned subsidiary.

The Company incorporated Cascade Solar Corp. (“Cascade Solar”) on March 23, 2009 in the State of Nevada, as a wholly-owned subsidiary.

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has determined to undertake a change of business, is not currently generating revenue, is considered a development stage company, has experienced recurring net operating losses, had an accumulated deficit of $196,791 and had a working capital deficiency of $102,791 as of May 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED
MAY 31, 2009
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

(g)	Foreign Currency Translation

The functional currency of the Company and Cascade Solar is the US Dollar. The functional currency of Cascade Renewable is the Canadian Dollar.  Accordingly, assets and liabilities of Cascade Renewable are translated into US dollars at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments arising from the use of differing exchange rates from period to period are included in the accumulated other comprehensive gain (loss) account in Stockholders’ Deficiency.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in the Statement of Operations.

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED
MAY 31, 2009
(UNAUDITED)

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

(h)	Principles of Consolidation

The un-audited consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries Cascade Renewable and Cascade Solar.  All inter-company transactions have been eliminated.

(i)	Use of estimates and assumptions:

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(j)	New accounting pronouncements:

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

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED
MAY 31, 2009
(UNAUDITED)

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

(j)	New accounting pronouncements (continued):

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

On January 12, 2009, the FASB issued a final Staff Position ("FSP") amending the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP does not have an impact on the Company at the present time.

On April 1, 2009, the FASB issued FSP FAS 141(R)-1 that amends and clarifies FASB No. 141 (revised 2007), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination.

On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED
MAY 31, 2009
(UNAUDITED)

 NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

(j)	New accounting pronouncements (continued):

Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These FSPs do not have an impact on the Company at the present time.

On May 28, 2009 the FASB announced  the issuance of SFAS 165, Subsequent Events. SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

On June 12, 2009 the FASB issued two statements that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166, Accounting for Transfers of Financial Assets, and SFAS No. 167, Amendments to FASB Interpretation No. 46(R).

SFAS No. 166 revises SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions.

The standards will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years. The guidance will have to be applied for first-quarter filings.

The FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, on June 29, 2009 and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP.   SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC.  SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED
MAY 31, 2009
(UNAUDITED)

 NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

 (k)      Development stage company:

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

NOTE 2 -   PREPAID EXPENSE

Effective March 9, 2009, the Company entered into a six (6) month lease for office space in a property located in Kelowna, British Columbia, Canada, at a monthly rate of $1,445 (CAD $1,577) plus taxes. The term commenced on March 11, 2009 and will continue up to and include the 10th day of September, 2009, unless sooner terminated or extended as provided therein. A deposit in the amount of $1,445 representing the last month of annual rent is held in the trust account of Coldwell Banker Horizon Realty as the designated stakeholder under the provisions of the Real Estate Services Act,, which agency are irrevocably authorized and directed by the Tenant to release the deposit to the Landlord upon the earlier of occupation of the Premises by the Tenant or execution of the Lease by both parties.

NOTE 3 -   NOTES PAYABLE:

As of May 31, 2009, the Company had two unsecured due on demand notes bearing interest at 8%, due to two former shareholders of the Company in the amount of $31,168.

NOTE 4 -   COMMON STOCK:

On December 15, 2008, the Board of Directors of Cascade Technologies Corp. (the “Company”) approved the rescission of the increase to authorized capital effected on July 22, 2008 as the increase in authorized capital did not comply with Wyoming Revised Statutes, thereby reducing the authorized capital from 500,000,000 back to 50,000,000.   On December 15, 2008, the Board of Directors, pursuant to Section 17-16-1002 of the Wyoming Revised Statutes and the bylaws of the Company, the Board of Directors of the Company approved a forward split of the issued and authorized common stock of the Company on the basis of 15 shares for every one share currently authorized and issued.  On December 24, 2008, the Company received notification from the Wyoming Secretary of State that the Secretary of State lodged an amendment to the Company’s Articles of Incorporation and Bylaws, effective on December 22, 2008, to increase its Authorized Capital to a total of 750,000,000 common shares. The shareholders of record of the Company as at December 15, 2008 received 15 shares of common stock in exchange for every 1 existing share of common stock held.  On January 20, 2009, the Company completed the forward stock split, and the Company had 163,950,000 shares of common stock issued and outstanding as of the quarter ended May 31, 2009.

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED
MAY 31, 2009
(UNAUDITED)

NOTE 5 -   OTHER EVENTS:

On March 1, 2009, the Company determined to change its business plan and to seek projects in the renewable energy sector.   Further, the Company determined to raise up to $450,000 at $0.15 per share on a best efforts basis.  On March 5, 2009, the Company received subscriptions under its offering for a total of 66,667 shares at a price of $0.15 per share. On March 13, 2009, the Company received subscriptions for a total of 133,333 shares at a price of $0.15 per share.  On April 29, 2009, the Company received subscriptions from several investors for a total of 200,000 shares at a price of $0.15 per share.  On May 26, 2009, the Company received subscriptions for a total of 53,333 shares at a price of $0.15 per share.

On March 17, 2009, the Company incorporated a wholly owned subsidiary, Cascade Renewable Energy Inc., an Alberta Canada corporation (“Cascade Renewable”).  Cascade Renewable was incorporated to undertake any operations in Canada.  No business has been undertaken in this Company as of the date of this filing.

On March 23, 2009, the Company incorporated a wholly owned subsidiary, Cascade Solar Corp., an Nevada corporation (“Cascade Solar”).  Cascade Solar was incorporated to undertake any solar related project operations in the United States.  No business has been undertaken in this Company of the date of this filing.

On April 30, 2009, the Company entered into a Memorandum of Understanding (“MOU”) with Brisk Solar Inc., a division of FEC Finance Energy Corp. (“Brisk”). Under the terms of the MOU, the Company and Brisk have a period of sixty (60) days to negotiate and finalize the terms of a definitive agreement whereby Brisk will grant to the Company the exclusive rights to market the Brisk products and services in the United States and the non-exclusive rights to market the products and services globally, excluding Africa. The MOU proposes that the Company issue to Brisk a total of Six million (6,000,000) shares of the Company’s common stock in exchange for the rights.  The definitive agreement did not finalize and therefore the MOU is terminated.

NOTE 6 -   SUBSEQUENT EVENT:

Subsequent to the end of the quarter the Company declined to accept the aforementioned subscriptions totaling 453,333 shares at a price of $0.15 per share, and the investors agreed to allow funds received by the Company totaling $68,000 to remain as loans payable .

The Company had originally accepted the subscriptions received in March, 2009 but had not issued shares in respect of the subscriptions.   On a further review of available exemptions for the offering, management determined that the subscriptions did not comply and therefore, subsequent to the period covered by this report all of the subscriptions for shares were rescinded by the subscribers.

Currently the subscriptions are carried on the balance sheet of the Company as investor deposits; however these investor deposits will be converted to loans pursuant to the terms of the rescission agreements which assign the funds to two individuals who have agreed to carry the liability as loans to the Company

ITEM 2.                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operation

Since incorporation until early February, 2009, our core business was the purchase and sale of semi-conductors. The Company was unsuccessful in implementing its business plan and therefore management determined to review other business opportunities which would bring value to the Company. In early February 2009, the Company appointed a new director and officer and with this appointment it was determined to pursue business opportunities in the field of renewable energy based power producing assets.

The Company has commenced collaboration with Genalta Power Corp., a Canadian renewable energy company with a view to entering into an agreement that will result in Cascade’s first commercial-scale Renewable Energy power installation to a local electric utility under a 20-year PPA.  The Company has not yet concluded any agreements with Genalta Power Corp.  However, the Company incorporated a wholly owned Canadian subsidiary, Cascade Renewable Energy Inc., and Cascade Solar Corp., a wholly owned US subsidiary, both in March 2009, in anticipation of undertaking North American operations in the renewable energy sector.

Overview

The Company intends to work to secure an inventory of properties that will be developed as Renewable Energy Projects, initially in the U.S. and Canada, and then internationally if merited.

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

Liquidity and Capital Resources

As of May 31, 2009, our cash balance was $14,301. We have limited cash on hand and we will be required to raise capital to fund our operations. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders or loans from existing shareholders and management or outside loans, and our ability to achieve and maintain profitable operations. Management believes that our Company's cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We have had minimal cash flow from operating activities as we are in the development stage and we have therefore determined not to continue to pursue our semi-conductor business.   We have determined that the Company will seek projects in the sector of renewable energy, which we believe offers substantive opportunity to build value for our shareholders, if successful. We project that we will require an estimated additional $450,000 over the next twelve month period to fund our operating cash shortfall. Our Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as the Company may determine. The Company is currently undertaking an offering of restricted securities to raise a maximum of $450,000 at a price of $0.15 per share.

The Company had been successful in raising a total of $68,000 through the above offering, but subsequent to the current quarter ending May 31, 2009, the Company’s legal counsel and management determined that the subscriptions did not comply with available exemptions, and therefore all of the subscriptions for shares were rescinded by the subscribers.

The investors, however, agreed to allow funds received by the Company totaling $68,000 to remain with the Company as loans payable. These funds are presently categorized as investor deposits, but are to be converted to loans pursuant to the terms of the rescission agreements which assign the funds to two individuals who have agreed to carry the liability as loans to the Company. The Company is working with legal counsel to determine the appropriate US and Canadian exemptions, and intends to continue seeking to raise funds under the offering when the work is completed.

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

Results of Operations

During the quarter ended May 31, 2009, the Company received a total of $68,000, from what are presently recorded as Investor Deposits, but which are to be converted to loans from shareholders as described above.  This compares to an amount of nil for Investor Deposits and an amount of $19,659 in Loan from Shareholders in the year ending August 31, 2008.

Accounts payable and accrued expenses were $17,311 as at May 31, 2009, compared to $239 at August 31, 2008.  This increase was primarily due to amounts incurred for professional and consulting expenses.

For the nine months ending May 31, 2009, Operating expenses increased to $82,870 from $18,693 in the corresponding nine month period ending May 31, 2008, and were $52,833 for the three month period ending May 31, 2009, and $6,150 for the same period in 2008.  This increase was due primarily to professional service fees, which amounted to $35,242 in the current quarter, a result of the change in direction of the company and the subsequent development of plans around the change.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of May 31, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended May 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable

ITEM 3.                                DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.                               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.                               OTHER INFORMATION

On March 17, 2009, the Company incorporated a wholly owned subsidiary, Cascade Renewable Energy Inc., an Alberta, Canada corporation (“Cascade Renewable”).   Cascade Renewable was incorporated to undertake any operations in Canada.  No business has been undertaken in this Company of the date of this filing.

On March 23, 2009, the Company incorporated a wholly owned subsidiary, Cascade Solar Corp., an Nevada corporation (“Cascade Solar”).  Cascade Solar was incorporated to undertake any solar related project operations in the United States.  No business has been undertaken in this Company of the date of this filing.

ITEM 6.                                EXHIBITS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE TECHNOLOGIES CORP.

Date:	July 16, 2009	By:	/s/ Dwayne Flett
		Name:	Dwayne Flett
		Title:	President/CEO, Principal Executive Officer

Date:	July 16, 2009	By:	/s/ Jacqueline Danforth
		Name:	Jacqueline Danforth
		Title:	Chief Financial Officer Principal Financial Officer