Form 10-K
period 2009-08-31
CASCADE TECHNOLOGIES CORP
filed 2009-12-15
CIK 1324344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-52141
Commission File Number

CASCADE TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Wyoming	98-0440633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1530 – 9th Avenue SE, Calgary, AB	T2G 0T7
(Address of principal executive offices)	(Zip Code)

(403) 693-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:
Title of class
Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[ ]	No	[ X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2009 the aggregate market value of voting common stock held by non-affiliates of the registrant is $1,813,500.   Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST 5 YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	[ ]	No	[ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

163,950,000 common shares outstanding as of December 9, 2009

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

 None

CASCADE TECHNOLOGIES CORP.

i

PART I

ITEM 1.        BUSINESS

The statements contained in this Annual Report on Form 10-K for the fiscal year ended August 31, 2009, that are not purely historical statements are forward–looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ from those indicated in the forward-looking statements.  Please see  “Risk Factors that May Affect Future Results,” “Special Note Regarding Forward-Looking Statements” and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

Business Development

Cascade Technologies Corp. (formerly known as Arkon Technologies, Inc.) ("Cascade" "the Company", "we", "us" or "our Company") was incorporated in the State of Wyoming on January 16, 2004.

Subsequent to incorporation, our core business had been in the purchase and sale of the semi-conductors. We pursued this business by the creation of a website displaying 20 products for sale. For the first 2 years, management had expended significant personal time with various suppliers to foster and develop supplier relationships. Those relationships provided various product offerings which had resulted in limited sales.

As the sales for the Company had been slower in increasing than expected, the Company’s advertising program had been slow to develop.  The plan was to advertise in the North American weekly electronics buyer’s publication of Electronic Buyers News (EBN) as well as through major global web sites that are used to source components. Also, additional plans remained to take out advertisements in major electronics magazines in Europe and Asia and exhibit in four major trade shows a year, two in North America, one in Europe and one in Asia.

The Company had not been as successful as hoped in implementing the original business plan and therefore management had determined to review other business opportunities which would bring value to the Company.

In early February 2009, the Company appointed a new director and officer and with this appointment it was determined to pursue business opportunities in the field of renewable energy based power producing assets, in solar, wind and geothermal projects.

In respect to the new operations, on March 17, 2009, the Company incorporated a wholly owned subsidiary, Cascade Renewable Energy Inc., an Alberta Canada corporation (“Cascade Renewable”).  Cascade Renewable was incorporated to undertake any operations in Canada.   The Company had commenced collaboration with Genalta Power Corp., a Canadian renewable energy company with a view to entering into an agreement that it had anticipated would result in Cascade’s first commercial-scale Renewable Energy power installation to a local electric utility under a 20-year PPA.  The Company was not able to conclude any agreements with Genalta Power Corp. and has determined that it will not pursue any opportunities in Canada at this time and determined to focus on the U.S. opportunities for renewable energy and therefore on August 10, 2009, under the terms of a debt settlement agreement, a creditor of the Company agreed to accept all of the issued and outstanding shares of Cascade Renewable, in exchange for settlement of a debt amounting to $3,970.93.  The Company has not yet transferred the shares of Cascade Renewable to Mr. Flett, however they are held in escrow for transfer to Mr. Flett.  The Company has not included any of the financial information for Cascade Renewable in its financials presented in this filing.

On March 23, 2009, the Company incorporated a wholly owned subsidiary, Cascade Solar Corp., a Nevada corporation (“Cascade Solar”).  Cascade Solar was incorporated to undertake any solar related project operations in the United States, the Company has maintained control of this Company in order to be able to undertake any opportunities that may arise in regard to the business of renewable energy.  Two of the directors of the Company are currently directors and officers of VioSolar, Inc. a company which is pursuing renewable energy projects in Greece.   The Company does not deem that there is any conflict as it does not intend to pursue any projects internationally.

In early November 2009, the Company was contacted in regard to a potential business acquisition outside of the renewable energy sector.  The Company reviewed the acquisition opportunity and entered into a confidential non-binding memorandum of understanding, with Spectral Molecular Imaging, Inc. (“SMI”) in regard to this business opportunity.   Subsequently, on December 11, 2009, the Company and SMI entered into a binding memorandum of agreement regarding the proposed acquisition.  SMI is in the business of developing optical molecular imaging devices for early detection of certain medical conditions.  The memorandum of agreement calls for the Company to acquire all of the outstanding shares of SMI through the issuance of a combination of common stock and preferred stock of the Company.  A copy of the memorandum of agreement is included as an exhibit to this Annual Report.  Consummation of the acquisition contemplated in the memorandum of agreement is subject to a number of conditions, including the Company obtaining at least $1million in financing through a private placement, negotiation and execution of definitive agreements, and other conditions that are customary for transactions of this type.  Prior to signing the memorandum of agreement, the Company arranged with Crest Capital Corp., our principal shareholder holding 150 million shares, to surrender for cancelation 142,110,816 shares of common stock.  Concurrently, the Company’s board of directors approved a 2.64-for-1 share dividend, payable in respect of shares following such cancelation.   The proposed record date and payment date for the dividend are December 18 and December 21, 2009, respectively.

Current Operations

The Company has retained its  U.S. subsidiary, Cascade Solar Corp. so that it may review other opportunities in the renewable energy sector in the U.S.   The Company is also  pursuing the acquisition of SMI as described above.  Our disclosure in this report relates to our operations in the sector of renewable energy as we have not yet concluded any transaction regarding SMI, and it cannot be known at this time if an acquisition will be concluded.

Principal Products or Services and Their Markets

The Company does not currently have any products or services.

Competitive Business Conditions and our Competitive Position in the Industry and Methods of Competition

Certain renewable energy sources such as wind energy and solar energy have established business entities in certain markets.  Our position will be dependent on the renewable energy project the Company sources and the region to develop the renewable energy project.  Currently, the Company is not in a competitive position.

Dependence on One or a Few Major Customers

We presently do not have any renewable energy production and therefore no customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

We do not have any patents, trademarks or licences.   We currently do not have any royalty agreements.  Our Company has also not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

Need for any Government Approval of Principal Products or Services

We do not currently have any production, however, we are required to have government approvals for all construction or manufacturing operations undertaken in a territory or region for which a renewable energy project will be based, and we will be required to adhere to and comply with all government laws and regulations.

Effects of Existing or Probable Government Regulations on Our Business

We believe that our business will be minimally affected by any existing or probable government regulations as described above.

Research and Development Activities and Costs

We have not incurred any research and development costs to date and we have no plans to undertake any research and development activities at this time.

Costs and Effects of Compliance with Environmental Laws

If we identify a renewable energy project, it will be subject to numerous federal, provincial and municipal laws and regulations relating to environmental protection from the time the project commences until sites are abandoned, restored and reclaimed.  These laws and regulations govern, among other things, the amounts and types of substances and materials that may be released into the environment, the issuance of permits in connection with construction, development and production activities, the release of emissions into the atmosphere, the discharge and disposition of generated waste materials and the abandonment, reclamation and restoration of sites.  In addition, these laws and regulations may impose substantial liabilities for the failure to comply with them or for any contamination resulting from the operations associated with our assets.  Laws and regulations protecting the environment have become more stringent in recent years, and may in certain circumstances impose “strict liability,” rendering a person liable for environmental damage without regard to negligence or fault on the part of such person.  Such laws and regulations may expose us to liability for the conduct of or conditions caused by others, or for our acts which were in compliance with all applicable laws at the time such acts were performed.  The application of these requirements or the adoption of new requirements could have a material adverse effect on our financial position and results of operations.

We take the issue of environmental stewardship very seriously and will work diligently to insure compliance with applicable environmental and safety rules and regulations.  However, because environmental laws and regulations are becoming increasingly more stringent, there can be no assurances that such laws and regulations or any environmental law or regulation enacted in the future will not have a material effect on our operations or financial condition.

Employees

We do not currently have any employees.  All of the operations of the Company are undertaken by the Board of Directors.

ITEM 1A.     RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2.        PROPERTIES

On March 11, 2009, the Company executed a six (6) month term Office Lease Agreement at a monthly rate of $1,445 (Cdn $1,577 with tax), for a branch office in the city of Kelowna, British Columbia for 1,646 square feet.  The office lease was not renewed subsequent to the fiscal year end.

The Company’s current head office is located at 1530 - 9th Ave SE, Calgary, Alberta T2G 0T7, and is provided by one of our past directors free of charge. Such costs are immaterial to the financial statements and accordingly have not been reflected therein.

ITEM 3.        LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Annual Report on Form 10-K.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 2009.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is presently quoted on the Over the Counter Bulletin Board (OTC/BB) under the symbol “CSDT”.  The Company has been quoted on the over the counter bulletin board since July 10, 2007.

Following is a report of high and low bid prices for each quarterly period from August 31, 2007 to August 31, 2009

Year 2008	High	Low
1th Quarter ended 11/30/2007	0.15	0.10
2nd Quarter ended 2/29/2008	0.15	0.15
3rs Quarter ended 5/31/2008	0.20	0.15
4th Quarter ended 8/31/2008	0.45	0.20

Year 2009	High	Low
First Quarter ended 11/30/2008	0.85	0.45
Second Quarter ended 2/28/2009	0.15	0.11
Third Quarter ended 5/31/2009	0.15	0.05
Fourth Quarter ended 8/31/2009	0.05	0.05

The information as provided above for the fiscal years ended 2008 and 2009 was provided by Pink Sheets. The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and have not been adjusted for stock dividends or splits.

As of November 30, 2009, there were 10 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.  The Company has approved a stock dividend as more particularly described under “Business Development” above.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any securities authorized for issuance under equity compensation plans.

Recent sales of unregistered securities; use of proceeds from registered securities

There are no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6.        SELECTED FINANCIAL DATA

The Company is a smaller reporting company and is not required to provide this information.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This annual report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  You should not place undue reliance on these statements, which speak only as of the date that they were made.  These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this annual report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Liquidity & Capital Resources

As of August 31, 2009, our cash balance was $715. We have limited cash on hand and we will be required to raise capital to fund our operations. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders or loans from existing shareholders and management or outside loans, and our ability to achieve and maintain profitable operations. Management believes that the Company's cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We have had minimal cash flow from operating activities as we are in the development stage and we have therefore determined not to continue to pursue our semi-conductor business.   We have determined that the Company will seek projects in the sector of renewable energy, and other possible revenue generating projects which we believe offers substantive opportunity to build value for our shareholders, if successful.

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

The Company had previously attempted an offering of restricted securities to raise a maximum of $450,000 at a price of $0.15 per share, in which it had been successful in raising a total of $68,000 through the above offering. However, subsequent to the quarter ending May 31, 2009, the Company’s legal counsel and management determined that the subscriptions did not comply with available exemptions, and therefore all of the subscriptions for shares were rescinded by the subscribers.

Of the $68,000 raised, $13,000 was returned to the investors directly. The balance of the funds in the amount of $58,763 was initially converted to loans pursuant to the terms of the rescission agreements, which were subsequently assigned to two individuals who agreed to carry the liability as loans to the Company. On August 10, 2009, the Company entered into a debt settlement agreement with the two individuals. In respect to the agreements the Company confirmed its indebtedness to the Creditors in an amount of $58,763 as of August 10, 2009, and the Creditors agreed to accept the fixed assets of the Company plus $10 as final settlement of the debt. The total amount of $58,763 was recorded as other income for the Company.

In the year ending August 31, 2009, the amount of loans due to shareholders increased by $19,659 to $36,168, which loans contributed to the working capital during the fiscal year.

Our Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as the Company may determine.  There can be no assurance that we will be able to raise any funds.

Results of Operations

Accounts payable were $18,956 as at August 31, 2009, compared to $239 at August 31, 2008.  This increase was primarily due to amounts incurred for professional and consulting expenses due to increased business activities.

For the year ending August 31, 2009, operating expenses were $94,942 as compared to $27,995 for the corresponding year ending August 31, 2008.  This increase was due primarily to professional service fees, which amounted to $64,783 at year end August 31, 2009 as compared to $15,521 for the corresponding year end August 31, 2008, and, the increase in general and administrative expenses which amounted to $28,037 at year end August 31, 2009 as compared to $12,023 for the corresponding year end August 31, 2008.  The increase in operating expenses was a result of the change in direction of the company and the subsequent development of plans around the change.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting company and is not required to provide this information.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item 8 are listed in Item 15(a) (1) and begin at page F-1 of this Annual Report.

Cascade Technologies Corp.
(A Development Stage Company)

REPORT AND FINANCIAL STATMENTS

August 31, 2009

Contents

Page
Report of Independent Registered Public Accounting Firm	F-3

Financial Statements
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statement of Stockholders’ Equity (Deficit)	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Audited Consolidated Financial Statements	F-8 to F-14

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cascade Technologies Corp.
Calgary, Alberta

We have audited the accompanying balance sheets of Cascade Technologies Corp. (A Development Stage Company) as of August 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and from inception (January 16, 2004) through August 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cascade Technologies Corp. (A Development Stage Company) as of August 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended and from inception (January 16, 2004) through August 31, 2009 in conformity with generally accepted accounting principles in the United States.

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
December 11, 2009

2580 Anthem Village Drive, Henderson, NV  89052
Telephone (702) 588-5960 ● Facsimile (702) 588-5979

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Audited)

ASSETS
	August 31, 2009	August 31, 2008
Current assets
Cash	$715	$1,435
Prepaid expense	-	600
Total current assets	715	2,035

Total assets	$715	$2,035

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$15,193	$239
Accrued interest	2,754	451
Loans due to former shareholders	36,168	19,659
Total current liabilities	54,115	20,349

Total liabilities	54,115	20,349

Stockholder's deficit
Common stock; no par value; 750,000,000 shares
authorized, 163,950,000 issued and outstanding as at August 31, 2009 and August 31, 2008.	94,000	94,000
Accumulated deficit during development stage	(147,400)	(112,314)
Total stockholders' deficit	(53,400)	(18,314)

Total liabilities and stockholders' deficit	$715	$2,035

See Accompanying Notes to Financial Statements

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Audited)

			From January 16, 2004
	For the Year	For the Year	(Date of Inception)
	Ended	Ended	through
	August 31, 2009	August 31, 2008	August 31, 2009

Revenues	$-	$6,672	$6,672
Cost of revenues	-	6,221	6,221
Gross profit	-	451	451

Operating expenses
Professional service	64,783	15,521	86,229
Foreign exchange	2,122	-	2,122
Selling general and administrative	28,037	12,023	118,905
Total operating expenses	(94,942)	(27,544)	(207,256)

Other income (expense)
Interest expense	(2,528)	(451)	(2,979)
Debts forgiven (Note 7)	58,763	-	58,763
Total other income (expense)	56,235	(451)	55,784

Income (loss) from continuing operations before provision for income taxes	(38,707)	(27,544)	(151,021)
Provision for income taxes	-	-	-
Income (loss) from continuing operations	(38,707)	(27,544)	(151,021)

Income (loss) from discontinued operations (Note 5)	3,621	-	3,621

Net income (loss)	$(35,086)	$(27,544)	$(147,400)

Basic loss per common share	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	163,950,000	163,950,000

See Accompanying Notes to Financial Statements

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FROM JANUARY 16, 2004 (DATE OF INCEPTION) THROUGH AUGUST 31, 2009
(AUDITED)

			Accumulated
	Common Stock		Deficit During	Total
	Shares	Amount	Development Stage	Stockholders' Equity (Deficit)
Balance, January 16, 2004 (Date of Inception)	-	$-	$-	$-
Issuance of stock for services, $ 0.0001 per share	150,000,000	1,000		1,000
Issuance of stock for cash, $ 0.10 per share	13,950,000	93,000		93,000
Net loss			(12,852)	(12,852)
Balance, August 31, 2004	163,950,000	94,000	(12,852)	81,148
Net loss			(23,497)	(23,497)
Balance, August 31, 2005	163,950,000	94,000	(36,349)	57,651
Net loss			(28,172)	(28,172)
Balance, August 31, 2006	163,950,000	94,000	(64,521)	29,479
Net loss			(20,249)	(20,249)
Balance, August 31, 2007	163,950,000	94,000	(84,770)	9,230
Net loss			(27,544)	(27,544)
Balance, August 31, 2008	163,950,000	94,000	(112,314)	(18,314)
Net loss			(35,086)	(35,086)
Balance, August 31, 2009	163,950,000	$94,000	$(147,400)	$(53,400)

See Accompanying Notes to Financial Statements

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

			From January 16, 2004
	For the Year	For the Year	(Date of Inception)
	Ended	Ended	through
	August 31, 2009	August 31, 2008	August 31, 2009

Cash flows from operating activities:
Net loss	$(35,086)	$(27,544)	$(147,400)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	-	-	1,000
Changes in operating assets and liabilities:
(Increase)decrease in prepaid expense	600	-	-
Increase in accounts payable	14,954	239	15,193
Increase in accrued interest	2,303	451	2,754

Net cash used by operating activities	(17,229)	(26,854)	(128,453)

Cash flows from financing activities:
Change in loans due to shareholders	16,509	19,422	36,168
Proceeds from issuance of common stock	-	-	93,000
Net cash provided by financing activities	16,509	19,422	129,168

Net change in cash	(720)	(7,432)	715

Cash, beginning of period	1,435	8,867	-

Cash, end of period	$715	$1,435	$715

See Accompanying Notes to Financial Statements

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 1          ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization and Business:

Cascade Technologies Corp. (“Cascade”, “the Company”, “we”, or “our Company”) was incorporated on January 16, 2004 in the State of Wyoming as Akron Technologies, Inc.  We changed our name to Cascade Technologies Corp. on March 9, 2004.

On January 20, 2009, the Company completed a fifteen-for-one common stock split in the form of special stock distribution to stockholders of record as of December 15, 2008. The effect of the stock split has been recognized retroactively in the stockholders’ deficit accounts as of January 16, 2004, and in all shares and per share data in the consolidated financial statements.

All intercompany transactions have been eliminated.

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company is considered a development stage company, has experienced recurring net operating losses, had an accumulated deficit of ($147,400) and had a working capital deficiency of ($53,400) as of August 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

(b)	Cash and cash equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

(c)	Income taxes:

The Company adopted FASB Interpretation No. 48 (“FIN 48”) (ASC Topic 740), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

Any deferred tax benefit is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has no current operations.

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(AUDITED)

NOTE 1          ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and borrowing are carried at cost, which approximates fair value because of the short-term mature of these instruments.

(f)	Revenue recognition:

Revenue from the sale of products is recognized when title to the products are transferred to the customer (upon shipment) and only when no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive and retain reasonably assured payments for products sold and delivered.

(g)	New accounting pronouncements:

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
 (AUDITED)

NOTE 1          ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(h)	A development stage company:

The Company is a development stage company as defined in the FASB Accounting Standards Codification Topic 915.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  All losses accumulated since inception has been considered as part of the Company’s development stage activities.

                 (i)   Use of estimates and assumptions:

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

NOTE 2          NOTE PAYABLE

As of August 31, 2009, the company had two unsecured due on demand notes bearing interest at 8%, due to two former shareholders of the company in the amount of $36,168.

NOTE 3          FEDERAL INCOME TAXES:

We follow applicable FASB Statements (ASC Topic 740) regarding Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary differences between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of operations because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	August 31, 2009	August 31, 2008
Refundable Federal income tax attributable to:
Current operations	$11,930	$9,365
Nondeductible expenses	-	-
Change in deferred tax valuation allowance	(11,930)	(9,365)
Net refundable amount	$-	$-

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
 (AUDITED)

NOTE 3          FEDERAL INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

January 16, 2004 (Inception) Through August 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$50,116
Less, Valuation allowance	(50,116)
Net deferred tax asset	$-

At August 31, 2009, we had an unused net operating loss carryover approximating $147,400 that is available to offset future taxable income and which expires beginning in 2028.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on August 19, 2008. As a result of the implementation of Interpretation No. 48 (ASC Topic 740), the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at August 31, 2009 and August 31, 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at August 31, 2009 or August 31, 2008. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

NOTE 4          STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock – The authorized common stock is 750,000,000 shares with no par value.  As of August 31, 2009 and 2008, the Company had 163,950,000 shares of common stock issued and outstanding.

In January 2004, the Company issued 150,000,000 shares of its common stock to its directors in exchange for services totaling $1,000.

During the fiscal year ended 2004, the Company issued a total of 13,950,000 shares of its common stock to 48 individuals in exchange for $93,000 in cash.

On December 15, 2008, the Board of Directors of Cascade Technologies Corp. (the “Company”) approved the rescission of the increase to authorized capital effected on July 22, 2008 as the increase in authorized capital did not comply with Wyoming Revised Statutes, thereby reducing the authorized capital from 500,000,000 back to 50,000,000.   On December 15, 2008, the Board of Directors, pursuant to Section 17-16-1002 of the Wyoming Revised Statutes and the bylaws of the Company, the Board of Directors of the Company approved a forward split of the issued and authorized common stock of the Company on the basis of 15 shares for every one share currently authorized and issued.  On December 24, 2008, the Company received notification from the Wyoming Secretary of State that the Secretary of State lodged an amendment to the Company’s Articles of Incorporation and Bylaws, effective on December 22, 2008, to increase its Authorized Capital to a total of 750,000,000 common shares. The shareholders of record of the Company as at December 15, 2008 received 15 shares of common stock in exchange for every 1 existing share of common stock held.  On January 20, 2009, the Company completed the forward stock split, and the Company had 163,950,000 shares of common stock issued and outstanding as of the period ended August 31, 2009.

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
 (AUDITED)

NOTE 5          DISCONTINUED OPERATIONS

On March 17, 2009, the Company incorporated a wholly owned subsidiary, Cascade Renewable Energy Inc., an Alberta Canada corporation (“Cascade Renewable”).  Cascade Renewable was incorporated to undertake any operations in Canada.  No business has been undertaken in this Company as of the date of this filing.

On August 10, 2009, the Company entered into a debt settlement agreement. The Company is indebted to the Creditor in an amount of $3,971and the Creditor is willing to accept all of the issued and outstanding shares of Cascade Renewable Energy Inc.

The following table is the calculation of the profit or loss in the Company:

Sale proceeds		$3,971
Less: investment cost	$100
Loan to subsidiaries	250	(350)
Profit (loss)		$3,621

NOTE 6          RELATED PARTY TRANSACTION

On August 10, 2009, the Company sold all of the issued and outstanding shares of Cascade Renewable, to Mr. Flett, a Director and Officer of the Company. Refer to Note 5 – discontinued operations.

On September 10, 2008, Crest Capital Corp., a private Belize company, owned by Ms. Danforth, Chief Financial Officer and a Director of the Company, purchased a total of 150,000,000 shares of the issued and outstanding common stock of Cascade Technologies Corp. (the "Company") from the directors and officers of the Company, for cash totaling $1,000.  The total of 150,000,000 shares represented 91.5% of the shares of outstanding common stock of the Company at the time of transfer.

The above transaction effected a change in control.

NOTE 7          OTHER EVENTS

On September 10, 2008, Mr. Bruce Hollingshead, a Director and the President of the Company, resigned from the Board of Directors and as President of the Company.  Mr. Hollingshead did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On September 10, 2008, Christine Thomas, a Director and Secretary/Treasurer and Chief Financial Officer of the Company, resigned as a Director and Secretary / Treasurer and Chief Financial Officer.  Mrs. Thomas did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
 (AUDITED)

NOTE 7          OTHER EVENTS (CONT.)

On September 10, 2008, Shannon MacQuarrie, a Director of the Company, resigned as Director of the Company.  Mrs. MacQuarrie did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On September 10, 2008, Mr. Rick Walchuk was appointed to the Board of Directors of the Company and as President of the Company and on September 10, 2008, Jacqueline Danforth was appointed to the Board of Directors of the Company and Secretary / Treasurer and Chief Financial Officer of the Company.

On February 2, 2009, Mr. Rick Walchuk, the president of the Company, resigned as the President of the Company.  Mr. Rick Walchuk did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On February 3, 2009, Mr. Dwayne Flett was elected to the Board of Directors of the Company and as the President of the Company. Mr. Flett served as the President and Chief Executive Officer of the Company until December 8, 2009 when the Company received his resignation.

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

The Company had originally accepted the subscriptions received in March, 2009 but had not issued shares in respect of the subscriptions.   On a further review of available exemptions for the offering, management determined that the subscriptions did not comply and therefore all of the subscriptions for shares were rescinded by the subscribers.

At the end of May 31, 2009, the Company declined to accept the aforementioned subscriptions totaling 453,333 shares at a price of $0.15 per share, and the investors agreed to allow funds received by the Company totaling $68,000 to remain as loans payable. A portion of the funds totaling $13,000 was then repaid to investors directly. The rest of the funds in the amount of $55,000 were converted to loans pursuant to the terms of the rescission agreements which assigned the funds to two individuals who agreed to carry the liability as loans to the Company.

On August 10, 2009, the Company entered into debt settlement agreement with the two individuals. In respect to the agreements, the Company confirmed its indebtedness to the Creditors in an amount of $58,763 as of August 10, 2009, and the Creditors agreed to accept the assets of the Company in settlement of the debt

1.
All office furniture and fittings, including computer equipment, desks, chairs and all other office fittings purchased from the period starting February 2009 to current date and currently owned by the Company;

2.	$10 dollars and other good and valuable considerations.

The total amount of $58,763 was recorded as other income for the Company.

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
 (AUDITED)

NOTE 7          OTHER EVENTS (CONT.)

On April 30, 2009, the Company entered into a Memorandum of Understanding (“MOU”) with Brisk Solar Inc., a division of FEC Finance Energy Corp. (“Brisk”). Under the terms of the MOU, the Company and Brisk had a period of sixty (60) days to negotiate and finalize the terms of a definitive agreement whereby Brisk would grant to the Company the exclusive rights to market the Brisk products and services in the United States and the non-exclusive rights to market the products and services globally, excluding Africa. The MOU proposed that the Company issue to Brisk a total of six million (6,000,000) shares of the Company’s common stock in exchange for the rights.  The definitive agreement did not finalize and therefore the MOU is terminated.

NOTE 8          SUBSQUENT EVENTS:

In early November, 2009, the Company was contacted in regard to a potential business acquisition outside of the renewable energy sector.  The Company reviewed the acquisition opportunity and entered into a confidential non-binding memorandum of understanding, with Spectral Molecular Imaging, Inc. (“SMI”) in regard to this business opportunity.   Subsequently, on December 11, 2009, the Company and SMI entered into a binding memorandum of agreement regarding the proposed acquisition.  SMI is in the business of developing optical molecular imaging devices for early detection of certain medical conditions.  The memorandum of agreement calls for the Company to acquire all of the outstanding shares of SMI through the issuance of a combination of common stock and preferred stock of the Company.  A copy of the memorandum of agreement is included as an exhibit to this Annual Report.  Consummation of the acquisition contemplated in the memorandum of agreement is subject to a number of conditions, including the Company obtaining at least $1million in financing through a private placement, negotiation and execution of definitive agreements, and other conditions that are customary for transactions of this type.  Prior to signing the memorandum of agreement, the Company arranged with Crest Capital Corp., our principal shareholder holding 150 million shares, to surrender for cancelation 142,110,816 shares of common stock.  Concurrently, the Company’s board of directors approved a 2.64-for-1 share dividend, payable in respect of shares following such cancelation.   The proposed record date and payment date for the dividend are December 18 and December 21, 2009, respectively.

On November 30, 2009, the Board of Directors approved the issuance of a dividend to shareholders of record as at December 18, 2009, whereby shareholders will receive 2.64 dividend shares for each one share currently held.  The proposed date for the dividend distribution is December 21, 2009.  The dividend is subject to the cancellation of the 142,110,816 shares of the Company as described above.

On December 8, 2009, the Company received the resignation of Mr. Dwayne Flett as President and a director.   On December 8, 2009, the Company appointed Mr. Erik Lindsley, President and a director of the Company.

The Company has evaluated subsequent events from the balance sheet date through December 14, 2009 and determined that there are no other items that require disclosure.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A(T).       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of August 31, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2009.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of August 31, 2009, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended August 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

There are no items that required disclosure in a Form 8-K during the fourth quarter of the year covered by this Form 10-K that were not reported by the Company.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the names and ages of all directors and executive officers of the Company as of December 8, 2009, indicating all positions and offices with the Company held by each such person:

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

Name	Age	Position	Term
Dr. Erik Lindsley	38	Director	December 8, 2009 to date
		President	December 8, 2009 to date
Jacqueline Danforth	37	Director	September 10, 2008 to date
		Secretary/Treasurer, CFO	September 10, 2008 to date
Rick Walchuk	53	Director	September 10, 2008 to date
		President	September 10, 2008 to February 2, 2009

Our Board of Directors consists of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers.  There are no arrangements or understandings between any director or executive officer and any other person(s) pursuant to which a director or executive officer was selected.  Our executive officers are elected annually by our Board of Directors.

We know of no pending proceedings to which any director, member of senior management, or affiliate is either a party adverse to us, or our subsidiaries, or has a material interest adverse to us or our subsidiaries.

None of our executive officers or directors have been involved in any bankruptcy proceedings within the last five years, been convicted in or has pending any criminal proceedings, been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or been found to have violated any federal, state or provincial securities or commodities law.

Dr. Erik Lindsley, Director, President
Dr. Lindsley will serve as the President with his principal responsibilities including both business development and product research and development. Dr. Lindsley currently serves as a Research Scientist in the Minimally Invasive Surgical Technologies Institute at the Cedars Sinai Medical Center, Los Angeles—a position he has held since April of 2005. From September 2003 to March 2005, Dr. Lindsley worked as a Post-doctoral Researcher in the Robotics Institute (Spectral Visualization Lab) at Carnegie Mellon University, Pittsburgh. Prior to 2003, Dr. Lindsley held various positions in the bioengineering and high-tech fields, including engagements in research and consulting. Dr. Lindsley received his B.S. in Computer Science and his M.S. in Electrical Engineering from the University of Kansas, his Ph.D. in Bioengineering from the University of Pittsburgh, and he completed his Post-doctoral work in Bio-Imaging at Carnegie Mellon University.

Jacqueline Danforth, Secretary/Treasurer, Chief Financial Officer and Director
Over the past fourteen years, Ms. Danforth has worked for both private and publicly traded companies providing management services and corporate governance programs.  Ms. Danforth has extensive experience working with start up operations, including direct involvement with public and private corporations listed on both Canadian and US exchanges participating in all aspects of public reporting, corporate governance, corporate finance and shareholder communications.  She has worked in a broad range of industry sectors including natural resources, food services and technology, and manufacturing and has filled such roles as Vice- President, President, Chief Executive Officer and Chief Financial Officer.

Currently, Ms. Danforth is the President and Chief Executive Officer of FACT Corporation, a publicly traded US corporation which has commercialized their proprietary food technologies in the form of more nutritious bake mixes to manufacturers and wholesale clients in the food industry.  Ms. Danforth is responsible for sales and marketing, complex financial reporting, intellectual property management, and overseeing the business and product development and R&D initiatives.  Ms. Danforth is also the acting Chief Financial Officer and a director of VioSolar, Inc., a company involved in the construction of solar parks and traded on the US OTC/BB, and the acting Chief Financial Officer and a director of Tire Environmental International Inc., a shell company quoted on the Over the Counter Bulletin Board. Ms. Danforth continues to provide consulting services on a limited basis to other private and public corporations, and serves as an independent director and/or officer on several private boards.

Rick Walchuk, Member of the Board of Directors
Mr. Walchuk previously spent 24 years as a stockbroker.  He graduated from the University of Saskatchewan, with a B.A. degree in Commerce.  Since graduation from the University of Saskatchewan, he has devoted most of his professional career to domestic and international business transactions.  In April, 2004, Mr. Walchuk was appointed Chief Executive Officer of a start-up biotech company in Athens, Greece, a position he held until July, 2004.  Mr. Walchuk then served as a consultant to various public companies.  Mr. Walchuck is the president and a director of VioSolar, Inc., a company involved in the construction of solar parks and traded on the US OTC/BB.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Jacqueline Danforth	Director, CFO, 10% owner	N/A	Late/1	N/A

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

Nominating Committee

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Audit Committee

At this time, the Company is not required to have an audit committee. Further, since there are not sufficient independent members of the Board it is not feasible at this time to have an audit committee.   The Board of Directors performs the same functions as an audit committee.  The Board of Directors in performing its functions as an audit committee has determined that it does not have an audit committee financial expert.

ITEM 11.             EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The Company does not currently pay any compensation to any of its executive officers and has not paid any compensation to any of its executive officers during the last two fiscal years covered by this report.

Outstanding Equity Awards at Fiscal Year-End

There were no grants of stock options or stock appreciation rights to any officers, directors, consultants or employees of our Company during the fiscal year ended August 31, 2009.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended August 31, 2009. We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Compensation Committee

We do not currently have a compensation committee.  The Company’s Executive Compensation is currently approved by the Board of Directors of the Company in the case of the Company’s Principal Executive Officer.   For all other executive compensation contracts, the Principal Executive Officer negotiates and approves the contracts and compensation.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners
The following table sets forth information, as of December 9, 2009, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Crest Capital Corp. (2) c/o 1530 9th Ave S.E., Calgary, Alberta T2G 0T7	150,000,000 shares held directly	91.49%
(1)	Based upon 163,950,000 issued and outstanding shares of common stock as of December 9, 2009.
(2)	Jacqueline Danforth, an officer and director of the Company is the beneficial owner of Crest Capital Corp.

Security Ownership of Management

The following table shows, as of December 9, 2009, the shares of the Company’s Common Stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Erik Lindsley, President and Director (Principal Executive Officer)	0	0.0%
Common	Rick Walchuk, Director	25,000	<0.01%
Common	Jacqueline Danforth, Secretary/Treasurer, Chief Financial Officer and Director	150,000,000 shares held indirectly(2)	91.49%
Common	All Officers and Directors as a group	Common Shares	91.5%
Notes
(1)	Based upon 163,950,000 issued and outstanding shares of common stock as of December 9, 2009.
(2)	These shares are held in the name of Crest Capital Corp., a company of which Ms. Danforth is the beneficial owner.

Changes in Control

On September 10, 2008, Crest Capital Corp., a company of which Ms. Danforth is the sole Officer and Director, purchased a total of 10,000,000 shares of the issued and outstanding common stock of Cascade Technologies Corp. (the "Company") from Shannon MacQuarrie (Director), Bruce Hollingshead (Director and Officer), and Christine Thomas (Director and Officer) of the Company, for an aggregate of $1,000 in cash.  The total of 10,000,000 shares represented 91.49% of the shares of outstanding common stock of the Company at the time of transfer.

This purchase of shares effected a change in Control of the Registrant.

On September 10, 2008, Mr. Bruce Hollingshead, a Director and the President of Cascade Technologies Corp. (the “Company”), resigned from the Board of Directors and as President of the Company.   Mr. Hollingshead did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On September 10, 2008, Christine Thomas, a Director and Secretary/Treasurer and Chief Financial Officer of the Company, resigned as a Director and Secretary / Treasurer and Chief Financial Officer.  Mrs. Thomas did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On September 10, 2008, Shannon MacQuarrie, a Director of the Company, resigned as Director of the Company.  Mrs. MacQuarrie did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

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

On December 8, 2009, Mr. Dwayne Flett resigned as President and a director of the Company and  concurrently on December 8, 2009, Dr. Erik Lindsley was appointed President and a Director of the Company.  Mr. Flett did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR   INDEPENDENCE.

Certain Relationships and Related Transactions

Not Applicable

Review, Approval or Ratification of Transactions With Related Persons

The Company does not currently have any written policies and procedures for the review, approval or ratification of any transactions with related persons.

Promoters and Certain Control Persons

None

Parents

There are no parents of the Company

Director Independence

As of the date of this Annual Report, we have one independent director, Rick Walchuk.

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

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended August 31, 2009 and August 31, 2008:

Services	$2009	$2008
Audit fees	4,000	3,000
Audit related fees	6,000	7,635
Tax fees	0	0
Total fees	10,000	10,635

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes there to.

Exhibits

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form SB-2 filed under SEC file number 333-124284
3.1(i)	Amended Articles of Incorporation	Incorporated by reference to the Form 8-K filed with the SEC on July 28, 2008
3.1(ii)	Amended Articles of Incorporation	Incorporated by reference to the Form 8-K filed with the SEC on January 2, 2009.
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form SB-2 filed under SEC file number 333-124284
3.2(i)	Amended Bylaws	Incorporated by reference to our Schedule 14C filed with the SEC on March 20, 2007
10.1	Memorandum of Understanding between Cascade Technologies Corp and Brisk Solar Inc. dated April 30, 2009	Incorporated by reference to our Form 8-K filed with the SEC on May 5, 2009
10.2	Memorandum of Agreement between Cascade Technologies Corp. and Spectral Molecular Imaging, Inc.	Filed herewith
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE TECHNOLOGIES CORP.

Date:	December 15, 2009	By:	/s/ Jacqueline Danforth
		Name:	Jacqueline Danforth
		Title:	Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	December 15, 2009	By:	/s/ Jacqueline Danforth
		Name:	Jacqueline Danforth
		Title:	Director

Date:	December 15, 2009	By:	/s/ Rick Walchuk
		Name:	Rick Walchuk
		Title:	Director