Form 10-Q
period 2010-01-08
CASCADE TECHNOLOGIES CORP
filed 2010-01-08
CIK 1324344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

Yes [ ] No [ ]

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

163,950,000 common shares outstanding as of December 31, 2009
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

CASCADE TECHNOLOGIES CORP.

i

PART I

ITEM 1.                                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended November 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2010.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

Page

Financial Statements

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to Unaudited Consolidated Financial Statements	F-4 to F-7

CASCADE TECHNOLOGIES CORP. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEETS

	November 30, 2009	August 31, 2009
	(Unaudited)	(Audited)

Current assets
Cash	$690	$715
Total current assets	690	715

Total assets	$690	$715

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$21,351	$15,193
Accrued interest	3,484	2,754
Short-term loan	37,590	36,168
Total current liabilities	62,425	54,115

Total liabilities	62,425	54,115

Stockholders' deficit
Common stock; no par value, 750,000,000 shares authorized, 163,950,000 shares issued and outstanding	94,000	94,000
Accumulated deficit during development stage	(155,735)	(147,400)
Total stockholders' deficit	(61,735)	(53,400)

Total liabilities and stockholders' deficit	$690	$715

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CASCADE TECHNOLOGIES CORP. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended November 30,		January 16, 2004 (Inception) to November 30, 2009
	2009	2008

Revenues	$-	$-	$6,672
Cost of revenues	-	-	6,221
Gross profit	-	-	451

Operating expenses
Professional services	7,165	9,345	93,394
Foreign exchange	84	-	2,206
Selling, general and administrative fees	356	1,676	119,261
Total operating expenses	(7,605)	(11,021)	(214,861)

Other expense
Interest expense	(730)	(470)	(3,709)
Debt forgiveness	-	-	58,763
Total other expense	(730)	(470)	55,054

Loss from continuing operations	(8,335)	(11,491)	(159,356)

Income from discontinued operations	-	-	3,621

Net loss	$(8,335)	$(11,491)	$(155,735)

Basic loss per common share	$(0.00)	$(0.00)
Basic weighted average common shares outstanding	163,950,000	163,950,000

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CASCADE TECHNOLOGIES CORP. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended November 30,		January 16, 2004 (Inception) to November 30, 2009
	2009	2008
Cash flow from operating activities:
Net loss	$(8,335)	$(11,491)	$(155,735)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	-	-	1,000
Changes in operating assets and liabilities:
Decrease (increase) to prepaid expense	-	600	-
Increase in accounts payable	6,158	9,050	21,351
Increase in accrued interest	730	470	3,484
Net cash used by operating activities	(1,447)	(1,371)	(129,900)

Cash flows from financing activities:
Short-term loan	1,422	81	37,590
Proceeds from issuance of common stock			93,000
Net cash provided by financing activities	1,422	81	130,590

Net change in cash	(25)	(1,290)	690
Cash, beginning of period	715	1,435	-
Cash, end of period	$690	$145	$690

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The accompanying financial statements of Cascade Technologies Corp. (the “Company”) should be read in conjunction with the Company’s most recent filing of the Form 10-K which included the financial statements as of August 31, 2009. Significant accounting policies disclosed therein have not changed except as noted below.  Certain items in previous periods have been reclassified on the statements of operations to conform to the current period presentation.

On January 20, 2009, the Company completed a fifteen-for-one common stock split in the form of special stock distribution to stockholders of record as at December 15, 2008. The effect of the stock split has been recognized retroactively in the stockholders’ deficit accounts as of January 16, 2004, and in all shares and per share data in the consolidated financial statements.

The Company incorporated Cascade Solar Corp. (“Cascade Solar”) on March 23, 2009 in the State of Nevada, as a wholly-owned subsidiary.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Cascade Technologies Corp. and its wholly owned subsidiary, Cascade Solar Corp. contain all adjustments necessary to present fairly the financial position as of November 30, 2009 and the results of operations and cash flows. All intercompany transactions have been eliminated.

August 31 is our fiscal year end.

(b)	Organization and Business:

Cascade Technologies Corp. (“Cascade”, “the Company”, “we”, or “our Company”) was incorporated on January 16, 2004 in the State of Wyoming as Akron Technologies, Inc. We changed our name to Cascade Technologies Corp. on March 9, 2004.

On September 10, 2008, Crest Capital Corp., a private Belize company, purchased a total of 150,000,000 of the 163,950,000 post split issued and outstanding shares of common stock of Cascade Technologies Corp. (the "Company") from the directors and officers of the Company, for cash totaling $1,000.  The total of 150,000,000 shares represented 91.5% of the shares of outstanding common stock of the Company at the time of transfer and effected a change in control of the Company.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has determined to undertake a change of business, is not currently generating revenue, is considered a development stage company, has experienced recurring net operating losses, had an accumulated deficit of $155,735 and had a working capital deficiency of $61,735 as of November 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(UNAUDITED)

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

The Company determined to change its business from an online stocking distributor, buying and selling semiconductors, electro-mechanical and passive components to a company seeking projects in the renewable energy sector and has recently also reviewed and entertained other potential business acquisitions outside of the renewable energy sector.

Formerly, revenue from the sale of products has been recognized when title to the products was transferred to the customer (upon shipment) and only when no further contingencies or material performance obligations were warranted, and thereby having earned the right to receive and retain reasonably assured payments for products sold and delivered. The Company has now ceased operations as a stocking distributor and is presently in the process of formulating a business plan for its anticipated operations in the renewable energy sector as well as reviewing other acquisition opportunities. Dependent on the acquisitions completed by the Company in various business sectors, a new policy of revenue recognition will be adopted upon approval of the 2010 strategic plan.

(f)	Use of estimates and assumptions:

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

(g)	New accounting pronouncements:

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

(g)	New accounting pronouncements (Continued):

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

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.

These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

(h)	Development stage company:

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 (ASC Topic 915) "Accounting and Reporting by Development Stage Enterprises". A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from. Development-stage companies report cumulative costs from the enterprise's inception.

NOTE 2 - SHORT-TERM LOAN

                As of November 30, 2009, the Company had two unsecured due on demand notes bearing interest at 8%, due to two former shareholders of the Company in the amount of $37,590.

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(UNAUDITED)

NOTE 3 – SUBSEQUENT EVENTS:

On November 30, 2009, the Board of Directors approved the issuance of a dividend to shareholders of record as at December 18, 2009, whereby shareholders will receive 2.64 dividend shares for each one share currently held. The proposed date for the dividend distribution was December 21, 2009. The dividend was subject to the cancellation of the 142,110,816 shares of the Company. On December 17, 2009, the Company’s Board of Directors entered into an amendment to the memorandum of agreement whereby the Company established a new record date of December 30, 2009 and a payment date of January 2, 2010 for the dividend distribution.  As well, the amendment provided for the cancellation of the 142,110,816 shares (plus any dividends paid on the shares) at the discretion of the Board of Directors. The dividend will not be effected as of January 2, 2010 as the Company is currently reviewing amending documentation to the potential acquisition described below which may impact on the number of shares to be cancelled. Therefore the Board of Directors has determined not to finalize the submission to the requisite regulatory authorities until such time as the final agreements can be reached. The record date will remain as December 30, 2009 as at the time of this filing.

In early November 2009, the Company was contacted in regard to a potential business acquisition outside of the renewable energy sector. The Company reviewed the acquisition opportunity and entered into a confidential non-binding memorandum of understanding, with Spectral Molecular Imaging, Inc. (“SMI”) in regard to this business opportunity. Subsequently, on December 11, 2009, the Company and SMI entered into a binding memorandum of agreement regarding the proposed acquisition. SMI is in the business of developing optical molecular imaging devices for early detection of certain medical conditions. The memorandum of agreement calls for the Company to acquire all of the outstanding shares of SMI through the issuance of a combination of common stock and preferred stock of the Company.  A copy of the memorandum of agreement was filed with the SEC as an exhibit to the Company’s annual report on Form 10-K. Consummation of the acquisition contemplated in the memorandum of agreement is subject to a number of conditions, including the Company obtaining at least $1million in financing through a private placement, negotiation and execution of definitive agreements, and other conditions that are customary for transactions of this type.  Prior to signing the memorandum of agreement, the Company arranged with Crest Capital Corp., our principal shareholder holding 150 million shares, to surrender for cancelation 142,110,816 shares of common stock.  The definitive agreement is currently under amendment and therefore we cannot at the time of this filing confirm the number of shares to be surrendered for cancelation.

On December 8, 2009, the Company received the resignation of Mr. Dwayne Flett as President and a director. On December 8, 2009, the Company appointed Mr. Erik Lindsley, President and a director of the Company.

On December 11, 2009, the Company received notification from SMI of negotiations in regard to a private placement of shares of the Company, whereby the Company would offer up to $2 million in principal amount of notes (the “Notes”), initially convertible into up to 4,000,000 shares of Series B Convertible Preferred Stock (“Series B Preferred”) of the Company, with each share of Series B Preferred being initially convertible into ten (10) shares of Common Stock of the Company and the Board of Directors of the Company determined that it is in the best interest of the Corporation and its shareholders for the Corporation to conduct the Offering to raise the necessary financing to consummate the Acquisition and therefore to offer and sell in a private placement up to $2 million in principal amount of Notes on the terms negotiated by SMI management. As of the date of this report on Form 10-Q no subscriptions have yet been accepted by the Company.

The Company has evaluated subsequent events from the balance sheet date through January 4, 2009 and determined that there are no other items that require disclosure.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended August 31, 2009, and 2008, together with notes thereto.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" mean Cascade Technologies Corp., unless the context clearly requires otherwise.

Business Development

Since incorporation until early February 2009, our core business was the purchase and sale of semi-conductors. The Company was unsuccessful in implementing its business plan and therefore management determined to review other business opportunities which would bring value to the Company.  In early February 2009, the Company appointed a new directors and officers and with these appointments it was determined to pursue business opportunities in the field of renewable energy based power producing assets.

The Company then commenced collaboration discussions with Genalta Power Corp., a Canadian renewable energy company, with a view to entering into an agreement that it had anticipated would result in Cascade’s first commercial-scale Renewable Energy power installation to a local electric utility under a 20-year PPA.  The Company was not able to conclude any agreements with Genalta Power Corp. and has determined that it will not pursue any opportunities in Canada at this time and determined to focus on the U.S. for opportunities in renewable energy.

In early November 2009, the Company was contacted in regard to a potential business acquisition outside of the renewable energy sector.  The Company reviewed the acquisition opportunity and entered into a confidential non-binding memorandum of understanding, with Spectral Molecular Imaging, Inc. (“SMI”) in regard to this business opportunity.

On November 30, 2009, the Board of Directors approved the issuance of a dividend to shareholders of record as at December 18, 2009, whereby shareholders will receive 2.64 dividend shares for each one share currently held. The proposed date for the dividend distribution was December 21, 2009. The dividend was subject to the cancellation of the 142,110,816 shares of the Company. On December 17, 2009, the Company’s Board of Directors entered into an amendment to the memorandum of agreement whereby the Company established a new record date of December 30, 2009 and a payment date of January 2, 2010 for the dividend distribution.  As well, the amendment provided for the cancellation of the 142,110,816 shares (plus any dividends paid on the shares) at the discretion of the Board of Directors. The dividend will not be effected as of January 2, 2010 as the Company is currently reviewing amending documentation to the potential acquisition described below which may impact on the number of shares to be cancelled. Therefore the Board of Directors has determined not to finalize the submission to the requisite regulatory authorities until such time as the final agreements can be reached. The record date will remain as December 30, 2009 as at the time of this filing.

Subsequent to the end of the current quarter, on December 11, 2009, the Company and SMI entered into a binding memorandum of agreement regarding the proposed acquisition.  SMI is in the business of developing optical molecular imaging devices for early detection of certain medical conditions.  The memorandum of agreement calls for the Company to acquire all of the outstanding shares of SMI through the issuance of a combination of common stock and preferred stock of the Company.  Consummation of the acquisition contemplated in the memorandum of agreement is subject to a number of conditions, including the Company obtaining at least $1million and up to $2million in financing through a private placement, negotiation and execution of definitive agreements, and other conditions that are customary for transactions of this type.  Prior to signing the memorandum of agreement, the Company arranged with Crest Capital Corp., our principal shareholder holding 150 million shares, to surrender for cancelation 142,110,816 shares of common stock.  The definitive agreement is currently under amendment and therefore we cannot at the time of this filing confirm the number of shares to be surrendered for cancelation.

On December 8, 2009, the Company received the resignation of Mr. Dwayne Flett as President and a director. On December 8, 2009, the Company appointed Mr. Erik Lindsley, President and a director of the Company.

Current Operations

The Company, has retained its U.S. subsidiary, Cascade Solar Corp. so that it may review opportunities in the renewable energy sector in the U.S. The Company is also pursuing the acquisition of SMI. Our disclosure in this report relates to our operations in the sector of renewable energy as we have not yet concluded any transaction regarding SMI, and it cannot be known at this time if an acquisition will be concluded.

Liquidity & Capital Resources

As of November 30, 2009, our cash balance was $690, and we had no revenues as compared to $715 for the fiscal year ended August 31, 2009 with no revenues. Our accounts payable and accrued expenses increased from $15,193 at fiscal year ended August 31, 2009, to $21,351 at our three month quarter ended November 30, 2009. This increase was primarily due to amounts incurred for professional and consulting expenses due to increased business activities.  We do not have sufficient funds to undertake any operations or to pay our expenses as they come due.  We will therefore be required to raise capital to fund our ongoing operations by way of equity or loans.  Further, should we conclude the acquisition of SMI described above, we will be required to raise at least $1million in financing through a private placement.   Under the terms of the agreement with SMI, SMI will raise the required funds on behalf of the Company.  Currently a private placement to raise the funds is being conducted whereby the Company would offer up to $2 million in principal amount of notes (the “Notes”), initially convertible into up to 4,000,000 shares of Series B Convertible Preferred Stock (“Series B Preferred”) of the Company, with each share of Series B Preferred being initially convertible into ten (10) shares of Common Stock of the Company. As of the date of this report on Form 10-Q no subscriptions have yet been accepted by the Company and it is not known whether the Company will be able to raise the required funds for the proposed acquisition of SMI.

Further, there are no assurances that we will be able to obtain funds required for our continued operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease operations.

There is substantial doubt about our ability to continue as a going concern as we do not have sufficient capital to continue operations without raising additional funds. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

For the three month period ended November 30, 2009, operating expenses were $7,605 as compared to $11,021 for the corresponding three month period ending November 30, 2008.  This decrease was due primarily to professional service fees, which amounted to $7,165 at the three month period ended November 30, 2009 as compared to $9,345 for the corresponding three month period ended November 30, 2008, and, the decrease in general and administrative expenses which amounted to $356 at the three month period ended November 30, 2009 as compared to $1,676 for the corresponding three month period ended November 30, 2008.  The decrease in operating expenses was a result of a decrease in operations of the Company while it undertook a review of potential activities.  Interest expenses increased to $730 from $470 due to increased loans.

During the three month period ended November 30, 2009, the Company incurred a net loss of $8,335, as compared to a net loss of $11,491 in the three month period ended November 30, 2008.  This decrease in the amount of loss was due primarily to a decrease in professional service fees and G&A expenses, offset in part by a slight increase in interest expense on our short term loan.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 3.                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide this information.

ITEM 4T.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended November 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                                LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 1A.                             RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2.                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three month period ending November 30, 2009.

ITEM 3.                                DEFAULTS UPON SENIOR SECURITIES

The Company does not have any senior securities as of the date of this Form 10-Q.

ITEM 4.                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s security holders for a vote during the three month period ended November 30, 2009 covered by this report.

ITEM 5.                                OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form SB-2 filed under SEC file number 333-124284
3.1(i)	Amended Articles of Incorporation	Incorporated by reference to the Form 8-K filed with the SEC on July 28, 2008
3.1(ii)	Amended Articles of Incorporation	Incorporated by reference to the Form 8-K filed with the SEC on January 2, 2009
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form SB-2 filed under SEC file number 333-124284
3.2 (i)	Amended Bylaws	Incorporated by reference to our Schedule 14C filed with the SEC on March 20, 2007
10.1	Memorandum of Understanding between Cascade Technologies Corp and Brisk Solar Inc. dated April 30, 2009	Incorporated by reference to our Form 8-K filed with the SEC on May 5, 2009
10.2	Memorandum of Agreement between Cascade Technologies Corp. and Spectral Molecular Imaging, Inc.	Incorporated by reference to our Form 10-K filed with the SEC on December 15, 2009
10.3	Amendment No. 1 to the Memorandum of Agreement between Cascade Technologies Corp. and Spectral Molecular Imaging Inc.	Filed herewith
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE TECHNOLOGIES CORP.

Date:	January 8, 2010	By:	/s/Erik Lindsley
		Name:	Erik Lindsley
		Title:	President/CEO, Principal Executive Officer

Date:	January 8, 2010	By:	/s/Jacqueline Danforth
		Name:	Jacqueline Danforth
		Title:	Chief Financial Officer, Principal Financial Officer