Form 10-Q
period 2010-02-28
CASCADE TECHNOLOGIES CORP
filed 2010-04-19
CIK 1324344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

000-52141
(Commission File Number)

CASCADE TECHNOLOGIES CORP.
 (Exact name of registrant as specified in its charter)

Wyoming	98-0440633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 North Robertson Blvd., Suite 427, Beverly Hills, CA	90211
(Address of principal executive offices)	(Zip Code)

(323) 822-0803
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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

190,569,397 common shares outstanding as of April 12, 2010
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

CASCADE TECHNOLOGIES CORP.

i

PART I

ITEM 1.                                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended February 28, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2010.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

Page

Financial Statements

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to Unaudited Consolidated Financial Statements	F-4 to F-8

CASCADE TECHNOLOGIES CORP. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEETS

	February 28, 2010	August 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$635	$715
Total current assets	635	715

Total assets	$635	$715

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$23,405	$15,193
Accrued interest	4,383	2,754
Short-term loan	63,590	36,168
Total current liabilities	91,378	54,115

Total liabilities	91,378	54,115

Stockholders' deficit
Common stock; no par value, 750,000,000 shares authorized, 596,778,000 shares issued and outstanding at February 28, 2010 and August 31, 2009	94,000	94,000
Accumulated deficit during development stage	(184,743)	(147,400)
Total stockholders' deficit	(90,743)	(53,400)

Total liabilities and stockholders' deficit	$635	$715

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CASCADE TECHNOLOGIES CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended February 28, 2010	Three months ended February 28, 2009	Six months ended February 28, 2010	Six months ended February 28, 2009	From Inception (January 16, 2004) through February 28, 2010
Revenues
Revenues	$-	$-	$-	$-	$6,672
Cost of revenues	-	-	-	-	6,221
Gross profit	-	-	-	-	451

Operating expenses
Professional service fee	19,832	10,264	26,997	19,069	113,226
Foreign exchange	17	-	101	-	2,223
Selling, general and admin. fee	8,259	8,752	8,615	10,968	127,520
Total operating expenses	28,108	19,016	35,713	30,037	242,969

Other income (expense)
Interest expense	(900)	(528)	(1,630)	(998)	(4,609)
Debt forgiveness	-	-	-	-	58,763
Total other income (expense)	(900)	(528)	(1,630)	(998)	54,154

Income from continuing operations	(29,008)	(19,544)	(37,343)	(31,035)	(188,364)

Income from discontinued operations	-	-	-	-	3,621

Net loss	$(29,008)	$(19,544)	$(37,343)	$(31,035)	$(184,743)
Basic loss per common share	(0.00)	(0.00)	(0.00)	(0.00)
Basic weighted average common shares outstanding	596,778,000	596,778,000	596,778,000	596,778,000

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CASCADE TECHNOLOGIES CORP. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			January 16, 2004 (Inception) to February 28, 2010
	Six months ended February28, 2010	Six months ended February 28, 2009
Cash flow from operating activities:
Net loss	$(37,343)	$(31,035)	$(184,743)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	-	-	1,000
Changes in operating assets and liabilities:
Decrease to prepaid expense	-	600	-
Increase in accounts payable and accrued expenses	8,212	16,627	23,405
Increase in accrued interest	1,629	998	4,383
Net cash used by operating activities	(27,502)	(12,810)	(155,955)

Cash flows from financing activities:
Proceeds from short term loans	27,422	11,509	63,590
Proceeds from issuance of common stock	-	-	93,000
Net cash provided by financing activities	27,422	11,509	156,590

Net change in cash	(80)	(1,301)	635
Cash, beginning of period	715	1,435	-
Cash, end of period	$635	$134	$635

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2010
(UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The accompanying financial statements of Cascade Technologies Corp. (the “Company”) should be read in conjunction with the Company’s most recent filing of the Form 10-K which included the financial statements as of August 31, 2009. Significant accounting policies disclosed therein have not changed except as noted below.  Certain items in previous periods have been reclassified on the statements of operations and the balance sheet to conform to the current period presentation.  The Company has segregated on the statement of operations professional service fee in current period reports as they represent in excess of ten percent of total expenditures, which has also been reflected in historical comparative figures.   On the balance sheet of the Company, we have reclassified short term loans and loans from shareholders into one line item entitled short term loans as the lenders are no longer shareholders of the Company, these reclassifications have also been reflected in historical comparative figures.

On January 20, 2009, the Company completed a fifteen-for-one common stock split in the form of special stock distribution to stockholders of record as at December 15, 2008. The effect of the stock split has been recognized retroactively in the stockholders’ deficit accounts as of January 16, 2004, and in all shares and per share data in the consolidated financial statements.

On March 12, 2010, the directors and officers of Cascade determined to undertake a further stock split in the form of a special stock distribution on the basis of 2.64 additional shares of the Company’s common stock for each one share held by stockholders of record as of March 25, 2010. The stock split was completed on April 1, 2010, and has been recognized retroactively in the stockholders’ deficit accounts as of January 16, 2004, and in all shares and per share data in the consolidated financial statements as at February 28, 2010. See note 3. Under the terms of the resolution approving the special stock split, all stockholders holding a fractional share as a result of the stock split were issued one full share.

The Company incorporated Cascade Solar Corp. (“Cascade Solar”) on March 23, 2009 in the State of Nevada, as a wholly-owned subsidiary. Cascade Solar was disposed in March 2010 in settlement of certain outstanding debts. See Note 3.

The Company incorporated SMI Merger Sub. (“Merger Sub”) on February 18, 2010 in the State of Nevada, as a wholly-owned subsidiary. On March 16, 2010, Merger Sub merged into Spectral Molecular Imaging, Inc., a Nevada corporation (“SMI”) with SMI being the surviving entity (the “Merger”). As a result of the Merger, SMI became a wholly-owned subsidiary of the company. See Note 3.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Cascade Technologies Corp. and its wholly owned subsidiaries, Cascade Solar Corp. and SMI Merger Sub. contain all adjustments necessary to present fairly the financial position as of February 28, 2010 and the results of operations and cash flows. All intercompany transactions have been eliminated.

August 31 is our fiscal year end.

(b)	Organization and Business:

Cascade Technologies Corp. (“Cascade”, “the Company”, “we”, or “our Company”) was incorporated on January 16, 2004 in the State of Wyoming as Akron Technologies, Inc. We changed our name to Cascade Technologies Corp. on March 9, 2004.

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2010
 (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

On September 10, 2008, Crest Capital Corp., a private Belize company, purchased a total of 546,000,000 of the 596,778,000 issued and outstanding shares of common stock of Cascade Technologies Corp. (the "Company") from the directors and officers of the Company, for cash totaling $1,000.  The total of 546,000,000 shares represented 91.5% of the shares of outstanding common stock of the Company at the time of transfer and effected a change in control of the Company.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has determined to undertake a change of business, is not currently generating revenue, is considered a development stage company, has experienced recurring net operating losses, had an accumulated deficit of $184,743 and had a working capital deficiency of $90,743 as of February 28, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

(c)	Loss per common share:

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments for this reporting period.

(d)	Fair value of financial instruments:

The carrying value of cash equivalents and accrued expenses approximates fair value due to the short period of time to maturity.

(e)	Revenue recognition:

The Company determined to change its business from an online stocking distributor, buying and selling semiconductors, electro-mechanical and passive components to a company seeking projects in medical imaging device industry and has recently entered into and executed a merger plan with a development-stage, medical imaging device company subsequent this quarter end.

Formerly, revenue from the sale of products has been recognized when title to the products was transferred to the customer (upon shipment) and only when no further contingencies or material performance obligations were warranted, and thereby having earned the right to receive and retain reasonably assured payments for products sold and delivered. The Company has now ceased operations as a stocking distributor and is presently in the process of formulating a business plan for its anticipated operations in the medical device sector. Dependent on the acquisitions completed by the Company in various business sectors, a new policy of revenue recognition will be adopted upon approval of the 2010 strategic plan.

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2010
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

These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

(g)	Development stage company:

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

NOTE 2 - SHORT-TERM LOAN

As of February 28, 2010, the Company had two unsecured due on demand notes bearing interest at 8%, due to two former shareholders of the Company in the amount of $63,590. The principal amount of $63,590 together with accrued interest in the amount of $4,383 was cancelled on March 9, 2010 upon written agreement from the noteholders.  See Note 3.

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2010
 (UNAUDITED)

NOTE 3 – SUBSEQUENT EVENTS

In March 8, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spectral Molecular Imaging, Inc., a Nevada corporation (“SMI”). Pursuant to Merger Agreement, SMI Merger Sub, a Nevada corporation and a wholly-owned subsidiary of the Company merged into SMI effective on or about March 16, 2010, with SMI being the surviving entity (the “Merger”). As a result of the Merger, SMI became a wholly-owned subsidiary of Cascade. Upon the closing of the Merger, each of the shares of common stock of SMI (the “SMI Shares”) issued and outstanding were converted automatically into the right to receive a number of shares of Cascade common stock, no par value (the “Common Stock”), equal to 115,549,157 shares of Common Stock for each outstanding SMI Share, or up to an aggregate of 115,549,157 shares of Common Stock, subject to the rights of the former members of SMI to exercise and perfect their dissenters’ rights under applicable provisions of Nevada law to accept cash in lieu of shares of Common Stock. The securities were issued pursuant to an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

On March 8, 2010 prior to the merger, the Company entered into a Share Surrender and Cancellation Agreement with Crest Capital Corp, the Company’s principle shareholder, for no cash consideration, pursuant to which Crest Capital Corp., holding 546,000,000 shares of common stock out of a total 596,778,000 outstanding shares of common stock, agreed to surrender and cancel 521,757,786 of its shares upon the merger described above. As a result, prior to the conclusion of the merger, 521,757,786 common shares held by Crest Capital Corp were cancelled.  Concurrently Crest Capital Corp. transferred its remaining 24,242,223 shares to third parties.  At the time of the merger Crest Capital Corp holds no shares in the Company.

Prior to the closing of the transactions contemplated by the Merger Agreement described above, there were 596,778,000 shares of Common Stock issued and outstanding. After the merger and share cancellation, there were 190,569,397 shares of Common Stock issued and outstanding.

In connection with the Merger, we disposed of our U.S. subsidiary, Cascade Solar Corp., and entered into an agreement with Performance Acquisitions Corp., a Nevada corporation for the assumption of certain debts and all accounts payable up to March 15, 2010. As the result of the debt assumption, cumulative obligations and liabilities of Parent and Sub immediately prior to the merger consist solely of an amount totaling $40,000 as a condition of the merger.

Simultaneously with the closing of the Merger, the Company completed a private placement of convertible notes with various investors totaling $1.15 million in principal. The Company received cash consideration of $850,000 in regard to this private placement and a promissory note in the amount of $300,000 which was due and payable on March 22, 2010.  The placee has not yet remitted the payment which was due March 22, 2010 but the Company has been advised that the placee intends to close the placement.  The Company is currently considering various courses of action in regard to this outstanding receivable which may include cancellation of the subscription, collection action or otherwise seeking to find an alternate place for the funds. The convertible notes are due and payable on December 31, 2016, and accrue interest at eight tenths of one percent per annum.  The Company may not prepay the convertible notes at any time prior to the maturity date. The convertible notes are convertible at the option of the holder into Common Stock at an initial conversion price of $0.182 per share, subject to customary adjustments in the event of stock splits, dividends or the like. In addition, the convertible notes are automatically converted into Common Stock on the first trading day following the date on which all of the following shall have occurred (and, as applicable, be continuing):  (i) six months shall have elapsed from the initial issuance of the convertible notes (the “Restricted Period”) and (ii) either (A) the closing price of the Common Stock on the principal exchange or inter-dealer quotation system on which it is traded shall be $.25 or greater for 22 consecutive trading days (with the earliest such testing period commencing after the end of the Restricted Period) during which period the arithmetic mean of the trading volume of shares of Common Stock shall be at least 100,000 per trading day, or (B) a transaction shall have been consummated in which not less than $15 million in aggregate amount of Common Stock shall be issued by the Borrower for consideration the fair market value of which is not less than $15 million; provided, in each case that the Common Stock so issued to the Holder may be transferred without limitation as to amount pursuant to Rule 144 or pursuant to an effective resale registration statement under the Securities Act of 1933.  On April 1, 2010 following the stock split described below the conversion price on the convertible notes adjusted from approximately $0.18 per share to $.05 per share.

CASCADE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2010
 (UNAUDITED)

NOTE 3 – SUBSEQUENT EVENTS (Cont’d)

On March 12, 2010, the directors and officers of Cascade determined to undertake a stock split in the form of a special stock distribution on the basis of 2.64 additional shares of common stock of the Company for each one share held by stockholders of record as of March 25, 2010. The stock split was completed on April 1, 2010, and has been recognized retroactively in the stockholders’ deficit accounts as of January 16, 2004, and in all share and per share data in the consolidated financial statements as at February 28, 2010. Under the terms of the resolution approving the special stock split, all shareholders holding a fractional share as a result of the stock split were issued one full share.

On March 15, 2010, concurrent with the closing of the Merger, Mr. Rick Walchuk resigned as a director and Mr. Daniel Farkas was appointed as a director and Chairman of the Company.

The Company has evaluated subsequent events from the balance sheet date through the date of issuing financial statements and determined that there are no other items that require disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

All dollar amounts stated herein are in US dollars unless otherwise indicated. All share and per share figures reflect the effect of a share split on the basis of an additional 2.64 shares for each one share held by shareholders as at the record date of December 30, 2009, which became effective on April 1, 2010.

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

Business Development

Cascade Technologies Corp. (formerly known as Arkon Technologies, Inc.) was incorporated in the State of Wyoming on January 16, 2004.

Since incorporation until early February 2009, our core business was the purchase and sale of semi-conductors. The Company was unsuccessful in implementing its business plan and therefore management determined to review other business opportunities which would bring value to the Company.  In early February 2009, we appointed a new director and officer and with this appointment it was determined to pursue business opportunities in the field of renewable energy based power producing assets, in solar, wind and geothermal projects.

On March 1, 2009, the Company determined to change its business plan and to seek projects in the renewable energy sector.   Further, the Company determined to raise up to $450,000 at $0.045 per share on a best efforts basis.  On March 5, 2009, the Company received subscriptions under its offering for a total of 242,668 shares at a price of $0.045 per share. On March 13, 2009, the Company received subscriptions for a total of 351,999 shares at a price of $0.045 per share.  On April 29, 2009, the Company received subscriptions from several investors for a total of 728,000 shares at a price of $0.045 per share.  On May 26, 2009, the Company received subscriptions for a total of 194,132 shares at a price of $0.045 per share.

The Company had originally accepted the subscriptions received in March, 2009 but had not issued shares in respect of the subscriptions.   On a further review of available exemptions for the offering, management determined that the subscriptions did not comply and therefore all of the subscriptions for shares were rescinded by the subscribers.

Of the $68,000 raised above, $13,000 was returned to the investors directly. The balance of the funds in the amount of $55,000 was initially converted to loans pursuant to the terms of the rescission agreements, which loans were subsequently assigned to Mel Dick and Dave Harding who agreed to assume the loans, as they had originally raised the funds pursuant to the subscriptions. Mr. Dick had intended to become a director of the Company, however he was never appointed to the Board of Directors of the Company.  None of the subscribers had any affiliation with the Company however the subscribers were either relatives or close friends and business associates of Mr. Dick and Mr. Harding.  On August 10, 2009, the Company entered into debt settlement agreements with Mr. Dick and Mr. Harding (the “Creditors”).  The Creditors agreed to accept certain of the Company’s assets which included, $5,440 of office and computer equipment from the Company’s subsidiary office in British Columbia and the Company’s business plan for $15,750, which they would use for a new entity they were forming and in which they intended to issue shares to the subscribers who had executed rescission agreements with the Company.  In respect to the debt settlements the Company confirmed its indebtedness to the Creditors in an amount of $55,000 as of August 10, 2009, and the Creditors agreed to accept the fixed assets of the Company plus $10 as final settlement of the debt.  On August 31, 2009, the Company and Mr. Dick entered into an amended agreement whereby Mr. Dick assumed an additional $3,763 of debt related to travel and other expenses in preparation of the business plan.  The total amount of $58,763 was recorded as other income for the Company.

In respect to the new operations, on March 17, 2009, we incorporated a wholly owned subsidiary, Cascade Renewable Energy Inc., an Alberta Canada corporation (“Cascade Renewable”).  Cascade Renewable was incorporated to undertake any operations in Canada.  On March 23, 2009, we incorporated a wholly owned subsidiary, Cascade Solar Corp., a Nevada corporation (“Cascade Solar”).  Cascade Solar was incorporated to undertake any solar related project operations in the United States.

The Company had commenced collaboration with Genalta Power Corp., a Canadian renewable energy company with a view to entering into an agreement that it had anticipated would result in Cascade’s first commercial-scale renewable energy power installation to a local electric utility under a 20-year PPA.  We were not able to conclude our anticipated agreement with Genalta Power Corp., and we determined that we would not pursue any opportunities in Canada and we would instead focus on U.S. opportunities for renewable energy. Therefore, on August 10, 2009, under the terms of a debt settlement agreement, a creditor of the Company agreed to accept all of the issued and outstanding shares of Cascade Renewable, in exchange for settlement of a debt amounting to $3,971.  We were unable to successfully conclude any agreements or find any suitable projects in the renewable energy sector in the U.S. and management determined to seek any and all business opportunities that would bring value to the shareholders.

In early November 2009, the Company entered into negotiations regarding a potential business acquisition outside of the renewable energy sector. Management reviewed the acquisition opportunity and entered into a confidential non-binding memorandum of understanding, with Spectral Molecular Imaging, Inc. (“SMI”) in regard to this business opportunity.

On November 30, 2009, the Board of Directors approved the issuance of a dividend to shareholders of record as at December 18, 2009, whereby shareholders would receive 2.64 dividend shares for each one share held as of the record date. The proposed date for the dividend distribution was December 21, 2009. The dividend was subject to the cancellation of the 517,283,370 shares of the Company.

On December 8, 2009, the Company received the resignation of Mr. Dwayne Flett as President and a director. On December 8, 2009, the Company appointed Mr. Erik Lindsley, President and a director of the Company.

On December 11, 2009, the Company and SMI entered into a binding memorandum of agreement regarding the proposed acquisition.

On December 17, 2009, the Company’s Board of Directors entered into an amendment to the memorandum of agreement whereby the Company established a new record date of December 30, 2009 and a payment date of January 2, 2010 for the dividend distribution.  As well, the amendment provided for the cancellation of the 517,283,370 shares (plus any dividends paid on the shares) at the discretion of the Board of Directors.

The dividend was not effected as of January 2, 2010 as the Company was reviewing amending documentation to the potential acquisition which would impact on the number of shares to be cancelled. Therefore the Board of Directors determined not to finalize the submission to the requisite regulatory authorities until such time as the final agreements could be reached.

The Company incorporated SMI Merger Sub. (“Merger Sub”) on February 18, 2010 in the State of Nevada as a wholly-owned subsidiary of the Company in anticipation of successfully concluding the merger with SMI.

On March 8, 2010 we, including Merger Sub, and SMI entered into the Agreement and Plan of Merger for the Merger.  In connection with the Merger, we disposed of our U.S. subsidiary, Cascade Solar Corp., and entered agreements for the cancelation of certain debt and the assumption of all accounts payable up to March 15, 2010. The Merger closed on March 16, 2010.   Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into SMI, with SMI being the surviving entity.  As a result of the Merger, SMI became our wholly-owned subsidiary.  Upon the closing of the Merger, each of SMI Shares issued and outstanding were converted automatically into the right to receive a number of shares of Common Stock, no par value, equal to 115,549,157 shares of Common Stock for each outstanding SMI Share, or up to an aggregate of 115,549,157 shares of Common Stock, subject to the rights of the former stockholders of SMI to exercise and perfect their dissenters’ rights under applicable provisions of Nevada law to accept cash in lieu of shares of Common Stock. The securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.  Further, under the terms of the Merger we caused to be canceled promptly after the closing of the Merger an aggregate of 521,757,786 shares of Common Stock held by our pre-closing principal stockholder, who was also an officer and director of Cascade, for no cash consideration for the purpose of making our capitalization more attractive to future equity investors and transferred its remaining 24,242,223 shares by way of a purchase and sale agreement to third parties.  This transaction resulted in a change of control.

In connection with the Merger, we disposed of our U.S. subsidiary, Cascade Solar Corp., and entered into an agreement with Performance Acquisitions Corp., a Nevada corporation for the assumption of certain debts and all accounts payable up to March 15, 2010. As the result of the debt assumption, cumulative obligations and liabilities of Parent and Sub immediately prior to the merger consist solely of an amount totaling $40,000 as a condition of the merger.

Following the completion of the transactions contemplated by the Merger Agreement, there were 52,354,223 shares of Common Stock issued and outstanding (subject to the rights of the former members of SMI to exercise and perfect their dissenters’ rights under applicable provisions of Nevada law).  Of the 115,549,157 shares of Common Stock issued under the Merger Agreement, management believes that none of the four former holders of SMI shares will elect to exercise dissenters’ rights under Nevada law.

Simultaneously with the closing of the Merger, we completed the private placement of $1.15 million in principal amount of our convertible notes.  The Company received cash consideration of $850,000 in regard to this private placement and a promissory note in the amount of $300,000 which was due and payable on March 22, 2010.  The placee has not yet remitted the payment which was due March 22, 2010 but the Company has been advised that the placee intends to close the placement.  The Company is currently considering various courses of action in regard to this outstanding receivable which may include cancellation of the subscription, collection action or otherwise seeking to find an alternate place for the funds. The convertible notes are due and payable on December 31, 2016, and accrue interest at eight-tenths of one percent (0.8%) per year.  We may not prepay the convertible notes at any time prior to the maturity date.

The convertible notes are convertible at the option of the holder into Common Stock at an initial conversion price of $0.182 per share, subject to customary adjustments in the event of stock splits, dividends or the like.  In addition, the convertible notes are automatically converted into Common Stock on the first trading day following the date on which all of the following shall have occurred (and, as applicable, be continuing):  (i) six months shall have elapsed from the initial issuance of the convertible notes (the “Restricted Period”) and (ii) either (A) the closing price of the Common Stock on the principal exchange or inter-dealer quotation system on which it is traded shall be $.25 (after giving effect to the Stock Dividend) or greater for 22 consecutive trading days (with the earliest such testing period commencing after the end of the Restricted Period) during which period the arithmetic mean of the trading volume of shares of Common Stock shall be at least 100,000 per trading day, or (B) a transaction shall have been consummated in which not less than $15 million in aggregate amount of Common Stock shall be issued by the Borrower for consideration the fair market value of which is not less than $15 million; provided, in each case that the Common Stock so issued to the Holder may be transferred without limitation as to amount pursuant to Rule 144 or pursuant to an effective resale registration statement under the Securities Act of 1933.  After completing the Stock Dividend the conversion price on the convertible notes will adjust from approximately $0.18 per share to $0.05 per share.

On March 12, 2010, the directors and officers of the Company declared a dividend to shareholders, payable in the form of shares of common stock by way of the issuance of 2.64 additional shares of common stock of the Company for each one share currently held by shareholders of record as of March 25, 2010.   The effective date for payment of the stock dividend was April 1, 2010.

On March 15, 2010, Rick Walchuk resigned as a director of the Company and the Company appointed Dr. Daniel Farkas, a director and Chairman of the Company.

Current Operations

As of March 16, 2010, the business of the Company will be undertaken by its wholly owned subsidiary, Spectral Molecular Imaging, Inc.

Spectral Molecular Imaging, Inc. is a development-stage, medical imaging device company.  Application of SMI’s proprietary spectral-optical-imaging technology—originally developed for satellite reconnaissance—is expected to advance  the diagnoses of cancer and precancerous conditions, in vivo.  We are developing non-invasive devices that use our patented technology for improved clinical diagnostics, primarily in the field of cancer pathology.  These devices utilize high-resolution imaging, identification, and analysis of certain molecular, cellular, and tissue features via spectral-imaging approaches.  We also intend to provide services related our primary products, including software modules and maintenance services.

We are developing optical diagnostic products that operate in conjunction with surgical and/or evaluation procedures in real time.  Our technology is expected to enable early detection and more reliable diagnosis of various diseases, such as Barrett’s esophagus (a condition caused by chronic acid reflux that can lead to esophageal cancer), lung cancer, and melanoma.  The development of this technology is expected to significantly improve long-term patient outcomes while substantially reducing overall costs for the healthcare system.

Our proprietary imaging technology assists in the diagnosis and treatment of various serious diseases by:

•      More reliable and quantitative in vivo/intrasurgical measurement of cellular features

•	Early detection of both malignant and pre-malignant tissue

•	Reduction in the number of invasive biopsy procedures

•	Better monitoring and quantitation of treatments (of these same diseases)

Moreover, our spectral-optical-imaging technology has multiple applications, end-user markets, and potential revenue streams.  We intend to develop three products over the next four to five years:  the MelaSpect™ device, the EndoSpect™ device, and the OxySpect™ device. These devices are intended are targeted to address the early detection of skin cancer, to investigate more accurately tissue status during gastrointestinal and pulmonary endoscopy, and for mapping tissue oxygenation during and after surgical intervention, respectively.   Spectral Molecular Imaging, Inc. was in September 2006 by Daniel L. Farkas, PhD and others.  While working at Carnegie Mellon University directing the Center for Light Microscope Imaging and Biotechnology, a national science and technology center, Dr. Daniel L. Farkas and his colleagues conducted development work and intellectual property protection on acousto-optic tunable filters (“AOTFs”) for high-resolution, hyperspectral optical bioimaging—a technology developed originally for satellite reconnaissance. We came into existence as a company to further develop and commercialize this approach and other optical molecular imaging technologies because of their potential to save lives and improve patient outcomes.

Liquidity & Capital Resources

As of February 28, 2010, our cash balance was $635, and we had no revenues as compared to $715 for the fiscal year ended August 31, 2009 with no revenues. Our accounts payable and accrued expenses increased from $15,193 at fiscal year ended August 31, 2009, to $23,405 at our six month period ended February 28, 2010. This increase was primarily due to amounts incurred for professional and consulting expenses due to increased business activities resulting from the merger with SMI.  As of the date of the filing of this report on Form 10-Q, we believe we have sufficient funds to undertake any operations or to pay our expenses as they come due, as we have currently raised from our recent private placement in the amount of $1,150,000 a total of $850,000 and have a further $300,000 currently due and payable to the Company.  At this time we cannot say how much additional capital may be required to effect the business plan of SMI.

There are no assurances that we will be able to obtain funds required for our continued operations once we have expended the recent funds raised under our private placement. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease operations.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

For the six month period ended February 28, 2010, operating expenses were $35,713 as compared to $30,037 for the corresponding six month period ending February 28, 2009.  This increase was due primarily to professional service fees, which amounted to $26,997 at the six month period ended February 28, 2010 as compared to $19,069 for the corresponding six month period ended February 28, 2009, and, the decrease in general and administrative expenses which amounted to $8,615 at the six month period ended February 28, 2010 as compared to $10,968 for the corresponding six month period ended February 28, 2009.  The decrease in general and administration was a result of a decrease in fees charged by management for operations of the Company while it undertook a review of potential activities.  Interest expenses increased to $1,630 (February 28, 2010) from $998 (February 28, 2009) due to increased loans.

During the six month period ended February 28, 2010, the Company incurred a net loss of $37,343, as compared to a net loss of $31,035 in the six month period ended February 28, 2009.  This increase in the amount of loss was due primarily to a increase in professional service fees and interest expenses due to increased operations.

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

ITEM 4T.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes (including corrective actions with regard to deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended February 28, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.                               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered securities sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 3.                               DEFAULTS UPON SENIOR SECURITIES

The Company does not have any senior securities as of the date of this Form 10-Q.

ITEM 4.                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s security holders for a vote during the three month period ended February 28, 2010.

ITEM 5.                               OTHER INFORMATION

Not Applicable

ITEM 6.                               EXHIBITS

Number	Description
2.1
Agreement and Plan of Merger by and among Cascade Technologies Corp, a Wyoming corporation, and Spectral Molecular Imaging, Inc., a Nevada corporation, and SMI Merger Sub, a Nevada corporation. and a wholly-owned subsidiary of Cascade, dated as of March 12, 2010
Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on March 24, 2010
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form SB-2 filed under SEC file number 333-124284
3.1(i)	Amended Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on July 28, 2008
3.1(ii)	Amended Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on January 2, 2009
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form SB-2 filed under SEC file number 333-124284

Number	Description
3.2 (i)	Amended Bylaws	Incorporated by reference to the Exhibits filed with our Schedule 14C filed with the SEC on March 20, 2007
4.1	Form of Securities Purchase Agreement	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on March 24, 2010
4.2	Form of Convertible Note	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on March 24, 2010
10.1	Memorandum of Understanding between Cascade Technologies Corp and Brisk Solar Inc. dated April 30, 2009	Incorporated by reference to our Form 8-K filed with the SEC on May 5, 2009
10.2	Debt Settlement Agreement between Cascade Technologies Corp and Dwayne Flett dated August 10, 2009	Filed herewith
10.3	Debt Settlement Agreement between Cascade Technologies Corp and Mel Dick dated August 10, 2009	Filed herewith
10.4	Debt Settlement Agreement between Cascade Technologies Corp. and Dave Harding dated August 10, 2009	Filed herewith
10.5	Amendment to Debt Settlement Agreement between Cascade Technologies Corp. and Mel Dick dated August 31, 2009	Filed herewith
10.6	Memorandum of Agreement between Cascade Technologies Corp. and Spectral Molecular Imaging, Inc.	Incorporated by reference to the Exhibits filed with our Form 10-K filed with the SEC on December 15, 2009
10.7	Amendment No. 1 to the Memorandum of Agreement between Cascade Technologies Corp. and Spectral Molecular Imaging Inc.	Incorporated by reference to Exhibits filed with our Form 10-Q filed with the SEC on January 8, 2010
10.8	Share Surrender and Cancellation Agreement between Cascade Technologies Corp. and Crest Capital Corp.	Filed herewith
10.9	Assumption Agreement and Indemnity between Cascade Technologies Corp. and Performance Acquisitions Inc.	Filed herewith
10.10	Debt Cancellation Agreement between Cascade Technologies Corp. and Shannon MacQuarrie	Filed herewith
10.11	Debt Cancellation Agreement between Cascade Technologies Corp. and Bruce Hollingshead	Filed herewith
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith

Number	Description
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE TECHNOLOGIES CORP.

Date:	April 19, 2010	By:	/s/ Erik Lindsley
		Name:	Erik Lindsley
		Title:	President, Principal Executive Officer

Date:	April 19, 2010	By:	/s/ Jacqueline Danforth
		Name:	Jacqueline Danforth
		Title:	Chief Financial Officer, Principal Financial Officer