Form 10-K/A
period 2009-12-31
CASCADE TECHNOLOGIES CORP
filed 2010-04-23
CIK 1324344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-52141
Commission File Number

CASCADE TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Wyoming	98-0440633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 North Robertson Blvd., Suite 427	90211
(Address of principal executive offices)	(Zip Code)

(310) 858-1670
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

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

 None

EXPLANATORY NOTE

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), we are filing this abbreviated Amendment No. 1 to the Annual Report on Form 10-K (this “Form 10-K/A1”) of Cascade Technologies Corp. (the “Company”) for the year ended August 31, 2009 (the “2009 Form 10-K”), to effect the amendments described below:

PART II ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity & Capital Resources – Paragraph 5  Page  of Form 10-K– We have amended  our disclosure to include further detail in regard to the rescission of $68,000 of subscription funds raised under a private placement and the assumption and debt settlement of those funds.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. Note 7 – Other Events Page F-12

We have amended our financial statements to provide more detailed disclosure to include further detail in regard to the rescission of $68,000 of subscription funds raised under a private placement and the assumption and debt settlement of those funds.  The amendment is made to Note 7 – Other Events beginning on Page F-12  of our financial statements.

PART II - ITEM 9A(T).  CONTROLS AND PROCEDURES.
We have amended this disclosure under Item 9A(T) on Page 9 to comply with SEC policies in regard to this section.

PART III -ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Dr. Erik Lindsley was appointed President and Director of the Company on December 8, 2009.  However, Ms. Danforth continued to fulfill the role of Principal Executive Officer through December 31, 2009 to allow Dr. Lindsley to familiarize himself with the affairs of the Company.  During this period, all affairs of the Company were undertaken out of the Company’s offices in Calgary, Alberta at the direction and guidance of Ms. Danforth as Principal Executive Officer.  Our identification of Dr. Lindsley as Principal Executive Officer on Page 13 under Security Ownership Of Management was incorrect.  We have revised the disclosure in the table to reflect that Ms. Danforth was our Principal Executive Officer at the time of the filing.

PART IV - ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Our original filing on Form 10-K did not include the debt settlement agreements and amendments as executed by the creditors.   These agreements were appended to our Form 10-Q as filed with the SEC on April 19, 2010.  We have updated our exhibit list to reflect this.

SIGNATURES

Our original filing on Form 10-K under the signatures, we represented that the entire board of directors had executed the Form 10-K.   We should have used the word majority of the Board of Directors.  We have updated the signature page to reflect the signatures of a majority of the Board of Directors.

Except for the amendments described above, this Form 10-K/A1 does not revise, update, or in any way affect any information or disclosure contained in the 2009 Form 10-K and we have not updated the disclosures contained here to reflect events that occurred at a later date.

In addition, in accordance with applicable SEC rules, this Form 10K/A1 includes currently dated certifications from Jacqueline Danforth as our Principal Executive Officer and Principal Accounting Officer as at the time of the original filing, in Exhibits 31 and 32.

PART II ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity & Capital Resources –

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

Of the $68,000 raised, $13,000 was returned to the investors directly. The balance of the funds in the amount of $55,000 was initially converted to loans pursuant to the terms of the rescission agreements, which loans were subsequently assigned to Mel Dick and Dave Harding who agreed to assume the loans, as they had originally raised the funds pursuant to the subscriptions. Mr. Dick had intended to become a director of the Company, however he was never appointed to the Board of Directors of the Company.  None of the subscribers had any affiliation with the Company however the subscribers were either relatives or close friends and business associates of Mr. Dick and Mr. Harding.  On August 10, 2009, the Company entered into debt settlement agreements with Mr. Dick and Mr. Harding (the “Creditors”).  The Creditors agreed to accept certain of the Company’s assets which included, $5,440 of office and computer equipment from the Company’s subsidiary office in British Columbia and the Company’s business plan for $15,750, which they would use for a new entity they were forming and in which they intended to issue shares to the subscribers who had executed rescission agreements with the Company.  In respect to the debt settlements the Company confirmed its indebtedness to the Creditors in an amount of $55,000 as of August 10, 2009, and the Creditors agreed to accept the fixed assets of the Company plus $10 as final settlement of the debt.  On August 31, 2009, the Company and Mr. Dick entered into an amended agreement whereby Mr. Dick assumed an additional $3,763 of debt related to travel and other expenses in preparation of the business plan.  The total amount of $58,763 was recorded as other income for the Company.  The costs had been expensed in prior reporting periods.  Of the $68,000 raised, $13,000 was returned to the investors directly. The balance of the funds in the amount of $55,000 was initially converted to loans pursuant to the terms of the rescission agreements, which loans were subsequently assigned to Mel Dick and Dave Harding who agreed to assume the loans, as they had originally raised the funds pursuant to the subscriptions. Mr. Dick had intended to become a director of the Company, however he was never appointed to the Board of Directors of the Company.  None of the subscribers had any affiliation with the Company however the subscribers were either relatives or close friends and business associates of Mr. Dick and Mr. Harding.  On August 10, 2009, the Company entered into debt settlement agreements with Mr. Dick and Mr. Harding (the “Creditors”).  The Creditors agreed to accept certain of the Company’s assets which included, $5,440 of office and computer equipment from the Company’s subsidiary office in British Columbia and the Company’s business plan for $15,750, which they would use for a new entity they were forming and in which they intended to issue shares to the subscribers who had executed rescission agreements with the Company.

 In respect to the debt settlements the Company confirmed its indebtedness to the Creditors in an amount of $55,000 as of August 10, 2009, and the Creditors agreed to accept the fixed assets of the Company plus $10 as final settlement of the debt.  On August 31, 2009, the Company and Mr. Dick entered into an amended agreement whereby Mr. Dick assumed an additional $3,763 of debt related to travel and other expenses in preparation of the business plan.  The total amount of $58,763 was recorded as other income for the Company.  The costs had been expensed in prior reporting periods.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. Note 7 – Other Events Page F-12

We have amended our financial statements to provide more detailed disclosure to include further detail in regard to the rescission of $68,000 of subscription funds raised under a private placement and the assumption and debt settlement of those funds.  The amendment is made to Note 7 – Other Events on  Pages F-12 – F14 of our financial statements.

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

At the end of May 31, 2009, the Company declined to accept the aforementioned subscriptions totaling 453,333 shares at a price of $0.15 per share, and the investors agreed to allow funds received by the Company totaling $68,000 to remain as loans payable. Of the $68,000 raised, $13,000 was returned to the investors directly. The balance of the funds in the amount of $55,000 was initially converted to loans pursuant to the terms of the rescission agreements, which loans were subsequently assigned to Mel Dick and Dave Harding who agreed to assume the loans, as they had originally raised the funds pursuant to the subscriptions. Mr. Dick had intended to become a director of the Company, however he was never appointed to the Board of Directors of the Company.  None of the subscribers had any affiliation with the Company however the subscribers were either relatives or close friends and business associates of Mr. Dick and Mr. Harding.  On August 10, 2009, the Company entered into debt settlement agreements with Mr. Dick and Mr. Harding (the “Creditors”).  The Creditors agreed to accept certain of the Company’s assets which included, $5,440 of office and computer equipment from the Company’s subsidiary office in British Columbia and the Company’s business plan for $15,750, which they would use for a new entity they were forming and in which they intended to issue shares to the subscribers who had executed rescission agreements with the Company.  On August 10, 2009, the Company entered into debt settlement agreements with the two individuals. In respect to the agreements, the Company confirmed its indebtedness to the Creditors in an amount of 55,000 as of August 10, 2009, and the Creditors agreed to accept the assets of the Company in settlement of the debt

1.
All office furniture and fittings, including computer equipment, desks, chairs and all other office fittings purchased from the period starting February 2009 to current date and currently owned by the Company;

2.	$10 dollars and other good and valuable considerations.

  On August 31, 2009, the Company and Mr. Dick entered into an amended agreement whereby Mr. Dick assumed an additional $3,763 of debt related to travel and other expenses in preparation of the business plan.  The total amount of $58,763 was recorded as other income for the Company.  The costs had been expensed in prior reporting periods.

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

PART II - ITEM 9A(T).  CONTROLS AND PROCEDURES.

We have amended this disclosure under Item 9A(T) on Page 9.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of August 31, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

PART III -ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Dr. Erik Lindsley was appointed President and Director of the Company on December 8, 2009.  However, Ms. Danforth continued to fulfill the role of Principal Executive Officer through December 31, 2009 to allow Dr. Lindsley to familiarize himself with the affairs of the Company.  During this period, all affairs of the Company were undertaken out of the Company’s offices in Calgary, Alberta at the direction and guidance of Ms. Danforth as Principal Executive Officer.  Our  identification of Dr. Lindsley as Principal Executive Officer on Page 13 under Security Ownership Of Management was incorrect.  We have revised the disclosure in Amendment No. 1 of Form 10-K in the table listed below to reflect that Ms. Danforth was our Principal Executive Officer at the time of the filing as represented by the certification filed with this Amendment 1 on Form 10K.

Security Ownership of Management

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Erik Lindsley, President and Director	0	0.0%
Common	Rick Walchuk, Director	25,000	<0.01%
Common	Jacqueline Danforth, Principal Executive Officer, Secretary/Treasurer, Chief Financial Officer and Director	150,000,000 shares held indirectly(2)	91.49%
Common	All Officers and Directors as a group	Common Shares	91.5%
Notes
(1)	Based upon 163,950,000 issued and outstanding shares of common stock as of December 9, 2009.
(2)	These shares are held in the name of Crest Capital Corp., a company of which Ms. Danforth is the beneficial owner.

PART IV - ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form SB-2 filed under SEC file number 333-124284
3.1(i)	Amended Articles of Incorporation	Incorporated by reference to the Form 8-K filed with the SEC on July 28, 2008
3.1(ii)	Amended Articles of Incorporation	Incorporated by reference to the Form 8-K filed with the SEC on January 2, 2009.
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form SB-2 filed under SEC file number 333-124284
3.2(i)	Amended Bylaws	Incorporated by reference to our Schedule 14C filed with the SEC on March 20, 2007
10.1	Memorandum of Understanding between Cascade Technologies Corp and Brisk Solar Inc. dated April 30, 2009	Incorporated by reference to our Form 8-K filed with the SEC on May 5, 2009
10.2	Memorandum of Agreement between Cascade Technologies Corp. and Spectral Molecular Imaging, Inc.	Filed herewith

10.3	Debt Settlement Agreement between Cascade Technologies Corp and Dwayne Flett dated August 10, 2009	Incorporated by reference to our Form 10-Q filed with the SEC on April 19, 2010.
10.4	Debt Settlement Agreement between Cascade Technologies Corp and Mel Dick dated August 10, 2009	Incorporated by reference to our Form 10-Q filed with the SEC on April 19, 2010.
10.5	Debt Settlement Agreement between Cascade Technologies Corp. and Dave Harding dated August 10, 2009	Incorporated by reference to our Form 10-Q filed with the SEC on April 19, 2010.
10.6	Amendment to Debt Settlement Agreement between Cascade Technologies Corp. and Mel Dick dated August 31, 2009	Incorporated by reference to our Form 10-Q filed with the SEC on April 19, 2010.
31.1	Section 302 Certification - Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute a majority of the  board of directors:

Date:	December 9, 2009	By:	/s/ Jacqueline Danforth
		Name:	Jacqueline Danforth
		Title:	Director

Date:	December 9, 2009	By:	/s/ Rick Walchuk
		Name:	Rick Walchuk
		Title:	Director

Date	December 9, 2009	By:
		Name:	Erik Lindsley
		Title:	Director

                                                                                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE TECHNOLOGIES CORP.

Date:	April 23, 2010	By:	/s/ Jacqueline Danforth
		Name:	Jacqueline Danforth
		Title:	Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute a majority of the board of directors:

Date:	April 23, 2010	By:	/s/ Erik Lindsley
		Name:	Erik Lindsley
		Title:	Director

Date:	April 23, 2010	By:	/s/ Jacqueline Danforth
		Name:	Jacqueline Danforth
		Title:	Director

Date:	April 23, 2010	By:	/s/ Daniel Farkas
		Name:	Daniel Farkas
		Title:	Director