Form 10-Q
period 2010-06-30
CASCADE TECHNOLOGIES CORP
filed 2010-08-16
CIK 1324344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-52141

CASCADE TECHNOLOGIES CORP.

(Exact Name of Registrant as Specified in its Charter)

Wyoming	98-0440633
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

250 N. Robertson Blvd. Suite 427
Beverly Hills, California	90211
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(310) 858-1670

Former name, former address and former fiscal year, if changed from last report.
1530 9th Ave SE, Calgary, Alberta T2G 0T7

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                   Accelerated filer ☐

Non-accelerated filer   ☐ (Do not check if a smaller reporting company)        Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑

The number of shares outstanding of Registrant’s common stock, par value $0.01, as of June 30, 2010, was 190,609,371.

CASCADE TECHNOLOGIES CORP.
Index to Form 10-Q Quarterly Report
to the Securities and Exchange Commission

		Page
		No.
	Part I Financial Information

Item 1	Consolidated Financial Statements

	Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009.	3

	Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2010 and 2009 and for the period from February 25, 2004 (Inception) to June 30, 2010.	4

	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2010 and 2009 and for the period from February 25, 2004 (Inception) to June 30, 2010.	5

	Consolidated Statements of Shareholders’ Equity (unaudited) for the period from February 25, 2004 (Inception) to June 30, 2010	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T	Controls and Procedures	16

	Part II Other Information

Item 1	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3	Defaults Upon Senior Securities	17

Item 4	Submission of Matters to a Vote of Security Holders	17

Item 5	Other Information	17

Item 6	Exhibits	17

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Cascade Technologies Corp.

(A Development Stage Company)

BALANCE SHEETS

	June 30, 2010	December 31, 2009
ASSETS	(unaudited)	(audited)
Current Assets
Cash and cash equivalents	$ 595,863	$ -
Total current assets	595,863	-
Property and equipment, net of depreciation	29,085	7,269
Patents, net	-	-
Deferred debt issuance costs, net of amortization	58,837
Deposits	3,350	3,350
Total Assets	$ 687,135	$ 10,619
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 46,242	$ -
Due to principal stockholder	29,200	40,153
Total Current Liabilities	75,442
Long-term Liabilities
Notes payable, less discount of $813,169 at June 30, 2010	36,831	-
Derivative liability	2,984,739	-
Total Long-term Liabilities	3,021,570	-
Total Liabilities	3,097,012	40,153
Commitments and Contingencies		-
Stockholders’ deficit
Common stock – no par value, 750,000,000 shares authorized, 190,609, 371 shares issued and outstanding at June 30, 2010	571,489	1
Subscription receivable	(1)	(1)
Accumulated deficit	(2,981,365)	(29,534)
Total Stockholders’ Deficit	(2,409,877)	(29,534)
Total Liabilities and Stockholders’ Deficit	$ 687,135	$ 10,619

The accompanying notes are an integral part of these financial statements.

Cascade Technologies Corp.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three month period ended June 30,		Six month period ended June 30,		From February 25, 2004 (Inception) through June 30, 2010
	2010	2009	2010	2009
Expenses
Professional expenses	$ 30,659	$ -	$ 54,168	$ -	$ 54,168
Rent	10,050	-	20,100	-	23,450
Depreciation	1,628	223	2,062	445	3,472
Salary and other compensation expense	573,283	-	573,283	-	573,283
Impairment of intangible assets	-	-	-	-	19,450
Patent royalties	-	-	-	-	1,901
Patent amortization	-	2	-	2	179
Other general and administrative	122,818	1,367	125,172	1,367	128,416
Total operating loss	(738,438)	(1,592)	(774,785)	(1,814)	(804,319)

Other Income and Expense
Interest income	219	-	219	-	219
Interest expense	(36,391)	-	(4,536,486)	-	(2,177,265)
Change in value of derivative liability	2,359,221		2,359,221
	2,323,049	-	(2,177,046)	-	(2,177,046)
Net income (loss)	$1,584,611	$ (1,592)	$ (2,951,831)	$ (1,814)	$ (2,981,365)
Net income (loss) per share applicable to common shareholders:
basic	$ 0.01	$ 0.00	$ (0.02)	$ 0.00
diluted	$ 0.01	$ 0.00	$ (0.02)	$ 0.00
Shares used in computing net income (loss) per share of Common Stock:
basic	190,578,602	115,549,157	162,804,098	115,549,157
diluted	202,856,380	115,549,157	162,804,098	115,549,157

The accompanying notes are an integral part of these financial statements.

Cascade Technologies Corp.

 (A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Six month period ended June 30,		From February 25, 2004 (Inception) through June 30, 2010
	2010	2009
OPERATING
Net loss	$(2,951,831)	$ (1,814)	$ (2,981,365)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	2,062	445	3,472
Patent amortization and impairment	-	174	19,629
Amortization of deferred issuance costs	3,738	-	3,738
Excess value of derivative liability over related loan proceeds	4,493,960		4,493,960
Amortization of note discount	36,832		36,832
Stock based compensation	573,283	-	573,283
Change in valuation of derivative liability	(2,359,221)		(2,359,221)
Increase in deposits	-	-	(3,350)
Increase in accounts payable	44,447	-	44,447
Cash used in operating activities	(156,730)	(1,195)	(168,575)
INVESTING
Purchase of property and equipment	(23,878)	-	(32,557)
Patent costs	-	(309)	(19,629)
Cash used in investing activities	(23,878)	(309)	(52,186)
FINANCING
Net proceeds from issuance of convertible notes	787,425	-	787,425
Proceeds advanced from (repaid to) stockholder	(10,953)	1,504	29,200
Cash provided by financing activities	776,471	1,504	816,624
Net (decrease) increase in cash and cash equivalents	595,863	-	595,863
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$ 595,863	$ -	$ 595,863

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these audited financial statements.

Cascade Technologies Corp.

 (A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Subscription Receivable	Accumulated Deficit	Total
	No. Shares	Amount
Balance at February 25, 2004 (Inception)	115,549,157	$ 1	$ (1)	$ -	$ -
Net loss for the period from February 25, 2004 (inception) through December 31, 2007	-	-	-	(12,709)	(12,709)
Balance at December 31, 2007	115,549,157	$ 1	$ (1)	$ (12,709)	$ (12,709)
Net loss for the year ended December 31, 2008	-	-	-	(8,137)	(8,137)
Balance at December 31, 2008	115,549,157	1	(1)	(20,846)	(20,846)
Net loss for the year ended December 31, 2009	-	-	-	(8,688)	(8,688)
Balance at December 31, 2009	115,549,157	$ 1	$ (1)	$ (29,534)	$ (29,534)
Stock based compensation	-	568,083	-	-	568,083
Shares issued in SMI acquisition	75,020,214	(1,795)	-	-	(1,795)
Issuance of shares to employee	40,000	5,200	-	-	5,200
Net loss for the six month period (unaudited) ended June 30, 2010				(2,951,831)	(2,951,831)
Balance at June 30, 2010 (unaudited)	190,609,371	$ 571,489	$ (1)	$ (2,981,365)	$(2,409,877)

The accompanying notes are an integral part of these audited financial statements.

Cascade Technologies Corp.

(A Development Stage Company)

 Notes to Consolidated Interim Financial Statements

 (unaudited)

1. Principal Business Activities and Summary of Significant Accounting Policies:

Interim Financial Statements

The unaudited financial statements of Cascade Technologies Corp. (“Cascade”, or the “Company”), a development stage company, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The balance sheet information as of December 31, 2009 was derived from the audited financial statements included in Form 8-K/A filed June 22, 2010. These interim financial statements should be read in conjunction with that report.

Merger with Spectral Molecular Imaging, Inc.

Pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), entered into by and between Spectral Molecular Imaging, Inc. (“SMI”), Cascade Technologies Corp., a Wyoming corporation (“Cascade”), and SMI Merger Sub, a Nevada corporation and a wholly-owned subsidiary of Cascade (“Merger Sub”), dated as of March 8, 2010, Merger Sub merged into SMI effective on March 16, 2010, with SMI being the surviving entity (the “Merger”). As a result of the Merger, SMI became a wholly-owned subsidiary of Cascade. The transaction has been accounted for as a reverse acquisition and the accompanying financial statements are those of SMI. As required by accounting guidance, authorized shares, issued and outstanding shares and per share amounts have been retroactively restated throughout these consolidated financial statements and the accompanying notes to reflect Cascade’s capital structure.

Upon the closing of the Merger, each of the shares of common stock of SMI (the “SMI Shares”) issued and outstanding were converted automatically into the right to receive a number of shares of Cascade common stock, no par value (the “Common Stock”), equal to 31,744.274 shares of Common Stock for each outstanding SMI Share, or up to an aggregate of 31,744,274 shares of Common Stock, subject to the rights of the former members of SMI to exercise and perfect their dissenters’ rights under applicable provisions of Nevada law to accept cash in lieu of shares of Common Stock. The securities were issued pursuant to an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

Prior to the closing of the transactions contemplated by the Merger Agreement, there were 163,950,000 shares of  Cascade Common Stock issued and outstanding. In connection with the closing of the Merger:

•

The Company completed a private placement of $850,000 in principal amount of convertible notes;

•

The Company caused to be canceled promptly after the closing of the Merger an aggregate of 143,340,051 shares of Common Stock held by their pre-closing principal stockholder, who was also an officer and director of Cascade, for no cash consideration for the purpose of making Cascade’s capitalization more attractive to future equity investors; and

•

The Company effected a share dividend of 2.64 additional shares of Cascade Common Stock for each one outstanding share of Cascade Common Stock (the “Stock Dividend”). The Stock Dividend resulted in the shares of common stock issued and outstanding to increase from 52,354,223 to approximately 190,569,400 (after giving effect to share roundups). After giving effect to the Stock Dividend, the conversion price on the convertible notes has adjusted from approximately $0.18 per share to $0.05 per share.

Organization and Business

Cascade is a development-stage, medical imaging device company. All medical device operations are being conducted by Cascade’s wholly owned subsidiary, Spectral Molecular Imaging, Inc. (“SMI”). Application of SMI’s proprietary spectral-optical-imaging technology—originally developed for satellite reconnaissance—is expected by management to advance early diagnoses of cancer and precancerous conditions, in vivo. SMI is developing non-invasive devices that use its patented technology for improved clinical diagnostics and that operate in conjunction with surgical and/or evaluation procedures in real time. SMI’s technology, still in development, is expected to enable early detection and more reliable diagnosis of various diseases, such as Barrett’s esophagus (a condition caused by chronic acid reflux that can lead to esophageal cancer), lung cancer, and melanoma. SMI believes that development of its technology may significantly improve long-term patient outcomes while substantially reducing overall costs for the healthcare system. The Company was incorporated on February 25, 2004 in Nevada and to date has not generated any revenues.

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

At June 30, 2010, the Company has an accumulated deficit of $2,981,365 and anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of its product line. From inception, the Company has financed operations solely through short-term loans from a stockholder. These conditions might indicate that the Company may be unable to continue as a going concern, however, in conjunction with the merger between Cascade and SMI in March 2010, additional working capital was obtained through the sale of $850,000 in convertible notes ($787,425 net of expenses) received on March 17, 2010. The proceeds from these notes are expected to permit the Company to fund its anticipated levels of operations for approximately the next twelve months. The Company faces certain risks and uncertainties which are present in many emerging medical device companies regarding product development, future profitability, ability to obtain future capital, protection of patents and property rights, competition, rapid technological change, government regulations, changing health care marketplace, recruiting and retaining key personnel, and third party manufacturing organizations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that could result from the outcome of this uncertainty.

Business Segments

The Company’s operations are confined to one business segment: the design and development of medical devices utilizing SMI’s patented technology.

Cash and Cash Equivalents

The Company considers all highly liquid investment with a maturity at the date of purchase of three months or less to be cash equivalents.

Property and Equipment

Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of the assets’ useful lives or the remaining term of the lease.

Intangible Assets

Our policy is to protect our intellectual property by licensing or obtaining U.S. and foreign patents to protect technology, inventions and improvements important to the development of our business.  Patents are carried at cost less accumulated amortization which is calculated on a straight-line basis over a period of 15 years.

The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Revenue Recognition

The Company has not yet commenced the FDA review process for its products.

Income Taxes

The Company accounts for income taxes using the asset and liability method of accounting for deferred income taxes (see also Note 8).

The provision for income taxes includes federal, state and local income taxes currently payable and deferred taxes resulting from temporary differences between the financial statement and tax bases of assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

With respect to uncertain tax positions, the Company would recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits to be recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company’s reassessment of its tax positions did not have a material impact on its results of operations and financial position.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition exceeds its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value.

Research and Development

Research and development costs are expensed as incurred.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities at fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date.  Additionally, the Company is required to provide disclosure and categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation.  Level 1 provides the most reliable measure of fair value while Level 3 generally requires significant management judgment.  Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement.  The fair value hierarchy is defined as follows:

•

Level 1 – quoted prices in active markets for identical assets or liabilities,

•

Level 2 – other significant observable inputs for the assets or liabilities through corroboration with market data at the measurement date,

•

Level 3 – significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

The following table summarizes fair value measurements by level at June 30, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III
Derivative liability	$ -	$ -	$ 2,984,739

The carrying amount of certain financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

The following table sets forth a summary of changes in the fair value of the Company’s level 3 assets (conversion feature of notes payable) for the six month period ended June 30, 2010.

Level 3 Assets - Derivative Liability	Six month period ended June 30, 2010
Beginning Balance	$ -
Conversion feature issued	5,343,960
Changes in derivative liability	(2,359,221)
Balance as of June 30, 2010	$ 2,984,739

The Company used the Black-Scholes option pricing model for estimating the fair value of the note conversion feature with the following assumptions: expected life of 6.8 years; risk-free interest rate of 0.40%; dividend yield of 0%; and expected volatility of 151%.

Net Income (Loss) per Common Share

Basic and diluted net income (loss) per share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. The number of shares has been retrospectively restated to consider the effect of the stock dividend.

2.  Property and Equipment

Property and equipment, at cost, consists of the following:

	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
Furniture	$ 5,254	$ 4,226
Computer equipment	27,303	4,454
	32,557	8,680
Accumulated depreciation	(3,472)	(1,411)
	$ 29,085	$ 7,269

Depreciation expense was $1,638 and $2,062 for the three and six month periods ended June 30, 2010, and $223 and $445 for the three and six month periods ended June 30, 2009, respectively.

3.  Other Assets

Deposits consist of one month’s prepaid rent for the corporate office.

4.  Patents

Patents, at cost, consists of the following:

	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
Patent costs	$ 19,629	$ 19,629
Accumulated amortization	(1,949)	(179)
Impairment loss	(19,450)	(19,450)
	$ -	$ -

The Company has a license agreement with Carnegie Mellon University (“Carnegie Mellon”) under which SMI is the exclusive worldwide licensee of certain rights for two patents issued to Carnegie Mellon: U.S. Patent No. 5796512 covers an optical-imaging system with an acousto-optic-tunable filter, and U.S. Patent No. 5841577 covers a light microscope having an acousto-optic-tunable filter. The uses licensed to SMI include spectral imaging for all clinical medical applications, including endoscopy and dermoscopy. The terms of the license agreement require an initial royalty of $400 per unit decreasing $20 per unit each year to a minimum of $200 per unit. The license agreement also provided for the issuance of 2% of SMI’s common stock upon signing in May 2005 and provides for up to a 50% reduction of royalty payments for any amounts payable to third parties in order to utilize the licensed technology.

In addition, SMI owns the rights to U.S. Patent No. 7428048 covering a non-invasive technique for the potential early detection of cancer and other abnormal tissues in the field of imaging-elastic-scattering spectroscopy.

Due to the high uncertainty of future cash flows from these patents and the lack of operating history, the Company recorded impairment charges.

5.   Notes Payable

The convertible notes bear interest at the rate of 0.08% and are due December 31, 2016. The notes are convertible at the option of each holder into Common Stock at an initial conversion price of $0.182 per share, subject to customary adjustments in the event of stock splits, dividends or the like. Pursuant to the terms of the Merger Agreement between Cascade and SMI, on April 1, 2010 Cascade effected a share dividend of 2.64 additional shares of Cascade Common Stock for each one outstanding share of Cascade Common Stock (the “Stock Dividend”). The Stock Dividend increased the shares of common stock issued and outstanding from 52,354,223 to approximately 190,569,371 (after giving effect to share roundups). After completing the Stock Dividend the conversion price on the convertible notes adjusted from approximately $0.18 per share to $0.05 per share.

The convertible notes are automatically converted into Common Stock on the first trading day following the date on which all of the following shall have occurred (and, as applicable, be continuing):

(i)

six months shall have elapsed from the initial issuance of the convertible notes (the “Restricted Period”) and

(ii)

either:

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

a transaction shall have been consummated in which not less than $15 million in aggregate amount of Common Stock shall be issued by Cascade for consideration, the fair market value of which is not less than $15 million; provided, in each case that the Common Stock so issued to the Holder may be transferred without limitation as to amount pursuant to Rule 144 or pursuant to an effective resale registration statement under the Securities Act of 1933.

6. Commitments and Contingencies

Facility lease - The company has a one year lease commencing November 15, 2009 on its corporate offices with monthly rental of $3,350 for an aggregate annual rent expense of $40,200.

Cash concentration - The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 through December 31, 2013. The company has not experienced any losses in such accounts and does not believe that it is exposed to any significant credit risk on cash.

7.   Share Capital

a) Authorized, issued and outstanding

The Company has authorized 750,000,000 common shares, no par value. As of June 30, 190,609,371 common shares were issued and outstanding.

b) Loss per share

For the three and six month periods ended June 30, 2010 the weighted average number of common shares outstanding was 190,578,602 and 162,804,098. For the three and six month periods ended June 30, 2009the weighted average number of common shares outstanding was 115,549,157.

8.   Income Taxes

The Company provides deferred income taxes for differences between the tax reporting bases and the financial reporting bases of assets and liabilities. The Company follows the accounting procedures established by FASB ASC 740, “Income Taxes” (formerly SFAS No. 109, “Accounting for Income Taxes.”

On January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes (ASC 740-10), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the entity’s financial statements in accordance with SFAS No. 109. As of the date of adoption, the Company had no unrecognized income tax benefits, and accordingly, the adoption of FIN 48 did not result in a cumulative effect adjustment to the Company’s retained earnings and the annual effective tax rate was not affected. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively.

At June 30, 2010 and 2009, the Company had no increase or decrease in unrecognized income tax benefits for the preceding six month periods. There was no accrued interest or penalties relating to tax uncertainties at June 30, 2010 and December 31, 2009. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and Nevada. There are currently no income tax examinations underway for these jurisdictions, although the tax years ended December 31, 2009, 2008, 2007, 2006 and 2005 are all still open for examination.

The Company does not recognize the deferred income tax asset at this time because the realization of the asset is less likely than not. The components of the Company’s deferred income tax asset are related to loss carryforwards and impairment of intangible assets. A valuation allowance has been recorded for 100% of the deferred tax assets.

The Company is in the process of determining the amount of net operating loss that can be used to offset future taxable income. Such benefits may be limited due to change in ownership.

9.   Related Party Transactions

A principal stockholder has advanced funds to SMI on an as needed basis. Total advances as of June 30, 2010 and December 31, 2009 are $29,200 and $40,153, respectively, and are payable on demand with no interest.

10.  New Accounting Pronouncements

In January 2010, the FASB issued ASC Update 2010-06, “Fair Value Measurements and Disclosures” (“ASC Update 2010-06”), that requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the fair value measurements of the activity in Level 3 on a gross basis and the transfers between Levels 1 and 2. This new authoritative guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures regarding gross activity in the Level 3 rollforward, which will be effective for the Company as of January 1, 2011. The adoption of ASC Update 2010-06 did not have a material impact on the Company’s financial statements.

The Company adopted FASB ASC Update 2010-09, “Amendments to Certain Recognition and Disclosure Requirements,” which removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  However, the date-disclosure exemption does not relieve management of an SEC filer from its responsibility to evaluate subsequent events through the date on which financial statements are issued.  This authoritative guidance was effective upon issuance on February 24, 2010.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The unaudited financial statements of Cascade Technologies Corp. (“Cascade”, or the “Company”), a development stage company, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The balance sheet information as of December 31, 2009 was derived from the audited financial statements included in Form 8-K/A filed June 22, 2010. These interim financial statements should be read in conjunction with that report.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements. All statements other than statements of historical facts contained herein, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions as described in “Risk Factors” in our Form 8-K filed March 23, 2010

Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Readers are cautioned that the foregoing lists of factors are not exhaustive. The forward-looking statements contained in this Form 10-Q are made as of the date hereof and the Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except in accordance with applicable securities laws. The forward-looking statements contained in this Form 10-Q are expressly qualified by this cautionary statement.

Overview

Pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), entered into by and between Spectral Molecular Imaging, Inc. (“SMI”), Cascade Technologies Corp., a Wyoming corporation (“Cascade”), and SMI Merger Sub, a Nevada corporation and a wholly-owned subsidiary of Cascade (“Merger Sub”), dated as of March 8, 2010, Merger Sub merged into SMI effective on March 16, 2010, with SMI being the surviving entity (the “Merger”). As a result of the Merger, SMI became a wholly-owned subsidiary of Cascade. The transaction has been accounted for as a reverse acquisition and the accompanying financial statements are those of SMI.

Prior to the closing of the transactions contemplated by the Merger Agreement, there were 163,950,000 shares of  Cascade Common Stock issued and outstanding. In connection with the closing of the Merger:

•

The Company completed a private placement of $850,000 in principal amount of convertible notes;

•

The Company caused to be canceled promptly after the closing of the Merger an aggregate of 143,340,051 shares of Common Stock held by their pre-closing principal stockholder, who was also an officer and director of Cascade, for no cash consideration for the purpose of making Cascade’s capitalization more attractive to future equity investors; and

•

The Company effected a share dividend of 2.64 additional shares of Cascade Common Stock for each one outstanding share of Cascade Common Stock (the “Stock Dividend”). The Stock Dividend resulted in the shares of common stock issued and outstanding to increase from 52,354,223 to approximately 190,569,371 (after giving effect to share roundups). After giving effect to the Stock Dividend, the conversion price on our convertible notes adjusted from approximately $0.18 per share to $0.05 per share.

Cascade is a development-stage, medical imaging device company. All medical device operation are being conducted by Cascade’s wholly owned subsidiary, Spectral Molecular Imaging, Inc. (“SMI”). Application of SMI’s proprietary spectral-optical-imaging technology—originally developed for satellite reconnaissance—is expected by management to advance early diagnoses of cancer and precancerous conditions, in vivo. SMI is developing non-invasive devices that use its patented technology for improved clinical diagnostics and that operate in conjunction with surgical and/or evaluation procedures in real time. SMI’s technology, still in development, is expected to enable early detection and more reliable diagnosis of various diseases, such as Barrett’s esophagus (a condition caused by chronic acid reflux that can lead to esophageal cancer), lung cancer, and melanoma. SMI believes that development of its technology may significantly improve long-term patient outcomes while substantially reducing overall costs for the healthcare system. The Company was incorporated on February 25, 2004 in Nevada and to date has not generated any revenues.

Results of Operations

The loss from operations was $738,438 and $774,785 for the three and six month periods ended June 30, 2010 and $1,592 and $1,815 for the three and six month periods ended June 30, 2009, respectively. The increase in expenses compared to 2009 is principally due to stock based compensation of $573,283, rent of $20,100, professional fees of $54,168 and other general and administrative expenses consisting principally of salaries, consulting fees and other office costs.

Interest expense includes $1,956 in accrued interest payable on $850,000 in convertible notes payable with interest at 0.08% per annum. Interest expense for the three month period ended March 31, 2010 included a charge of $4,493,960 related to the accrual of a $5,343,960 derivative liability due to the conversion feature on the notes payable.

The change in value of derivative liability represents the reduction of the fair value of the derivative liability by $2,359,221 to $2,984,739 at June 30, 2010.

The notes payable were discounted by $850,000 in conjunction with recording the derivative liability and $5,477 and $31,354 of this discount was amortized to interest expense for the three month periods ended March 31, 2010 and June 30, 2010.

Stock based compensation is principally attributable to 2,800,000 common stock options issued to management and the scientific advisory board in June 2010.

Liquidity and Capital Resources

At June 30, 2010, the Company has an accumulated deficit of $2,981,365 and anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of its product line. From inception, the Company has financed operations solely through short-term loans from a stockholder. In conjunction with the merger between Cascade and SMI in March 2010, additional working capital was obtained through the sale of $850,000 in convertible notes ($787,425 net of expenses) received on March 17, 2010. The proceeds from these notes are expected to permit the Company to fund its anticipated levels of operations for approximately the next twelve months. The Company faces certain risks and uncertainties which are present in many emerging medical device companies regarding product development, future profitability, ability to obtain future capital, protection of patents and property rights, competition, rapid technological change, government regulations, changing health care marketplace, recruiting and retaining key personnel, and third party manufacturing organizations.

Cash flow used in operations Cash utilized by operating activities was $156,730 for the six months ended June 30, 2010. The use of cash was principally attributable to the net loss from operations for the period of $2,951,831, reduced by depreciation of $2,062, deferred issuance cost amortization of $3,738, excess value of derivative liability over related loan proceeds of $4,493,960, amortization of note discount of $36,832, stock based compensation of $573,283, a $2,359,221 decrease in the valuation of derivative liability and an increase in accounts payable of $44,447 which did not utilize cash.

Cash utilized by operating activities was $1,195 for the six months ended June 30, 2009. The use of cash was principally attributable to the net loss from operations for the period of $1,814, reduced by depreciation of $445 and patent amortization of $174 which did not utilize cash.

Cash flow used in investing activities Cash used in investing activities was attributable to $23,878 in the purchase of property and equipment in the six month period ended June 30, 2010 and $309 in patent costs in the six months ended June 30, 2009.

Cash flow used in (provided by) financing activities Cash provided by investing activities was $776,471 for the six months ended June 30, 2010. The cash provided represents the net proceeds from the issuance of convertible notes of $787,425, offset by repayments to loans from stockholder of $10,953.

Cash provided by investing activities for the six months ended June 30, 2009 was $1,504 and was the result of a loan from stockholder.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.       OTHER INFORMATION

Not Applicable

ITEM 6.         EXHIBITS

Number	Exhibit
3.1	Amended and Restated Articles of Incorporation of the registrant
3.2	By-laws of the registrant
4.1	Form of Securities Purchase Agreement (1)
4.2	Form of Convertible Note (2)
10.1	Memorandum of Agreement between Cascade Technologies Corp. and Spectral Molecular Imaging, Inc. (3)
10.2	Amendment No. 1 to the Memorandum of Agreement between Cascade Technologies Corp. and Spectral Molecular Imaging Inc. (4)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on March 24, 2010
(2)	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on March 24, 2010
(3)	Incorporated by reference to the Exhibits filed with our Form 10-K filed with the SEC on December 15, 2009
(4)	Incorporated by reference to Exhibits filed with our Form 10-Q filed with the SEC on January 8, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE TECHNOLOGIES CORP.

Date:	August 16, 2010	By:	/s/ Erik Lindsley
		Name:	Erik Lindsley
		Title:	President/Principal Executive Officer

Date:	August 16, 2010	By:	/s/ Randall Gates
		Name:	Randall Gates
		Title:	Chief Financial Officer