Form 10-Q
period 2010-09-30
CASCADE TECHNOLOGIES CORP
filed 2010-11-08
CIK 1324344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

The number of shares outstanding of Registrant’s common stock, par value $0.01, as of September 30, 2010, was 190,609,371.

CASCADE TECHNOLOGIES CORP.
Index to Form 10-Q Quarterly Report
to the Securities and Exchange Commission

		Page
		No.
	Part I Financial Information

Item 1	Consolidated Financial Statements

	Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009.	3

	Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2010 and 2009 and for the period from February 25, 2004 (Inception) to September 30, 2010.	4

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2010 and 2009 and for the period from February 25, 2004 (Inception) to September 30, 2010.	5

	Consolidated Statements of Shareholders’ Deficit (unaudited) for the period from February 25, 2004 (Inception) to September 30, 2010	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T	Controls and Procedures	16

	Part II Other Information

Item 1	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3	Defaults Upon Senior Securities	17

Item 4	Submission of Matters to a Vote of Security Holders	17

Item 5	Other Information	17

Item 6	Exhibits	17

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Cascade Technologies Corp.

(A Development Stage Company)

BALANCE SHEETS

	September 30, 2010	December 31, 2009
ASSETS	(unaudited)	(audited)
Current Assets
Cash and cash equivalents	$ 130,907	$ -
Prepaid expenses and other assets	20,580	-
Total current assets	151,487	-
Property and equipment, net of depreciation	50,233	7,269
Patents, net	-	-
Deferred debt issuance costs, net of amortization	56,597	-
Deposits	3,350	3,350
Total Assets	$ 261,667	$ 10,619
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 60,940	$ -
Due to principal stockholder	51,909	40,153
Total Current Liabilities	112,849	40,153
Long-term Liabilities
Notes payable, less discount of $780,972 at September 30, 2010	69,028	-
Derivative liability	1,159,932	-
Total Long-term Liabilities	1,228,960	-
Total Liabilities	1,341,809	40,153
Commitments and Contingencies	-	-
Stockholders’ deficit
Common stock – no par value, 750,000,000 shares authorized, 190,609, 371 shares issued and outstanding at September 30, 2010	586,437	1
Subscription receivable	(1)	(1)
Accumulated deficit during development stage	(1,666,578)	(29,534)
Total Stockholders’ Deficit	(1,080,142)	(29,534)
Total Liabilities and Stockholders’ Deficit	$ 261,667	$ 10,619

The accompanying notes are an integral part of these financial statements.

Cascade Technologies Corp.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

 (unaudited)

	Three month period ended September 30,		Nine month period ended September 30,		From February 25, 2004 (Inception) through September 30, 2010
	2010	2009	2010	2009
Expenses
Professional expenses	$ 43,637	$ -	$ 97,805	$ -	$ 97,805
Rent	10,060	-	30,160	-	33,510
Depreciation	2,827	223	4,888	667	6,299
Salary and other compensation expense	347,336	-	1,014,794	-	1,014,794
Impairment of intangible assets	-	-	-	-	19,450
Patent royalties	-	-	-	-	1,901
Patent amortization	-	2	-	-	179
Other general and administrative	70,921	-	101,919	1,372	105,162
Total operating loss	(474,781)	(225)	(1,249,568)	(2,039)	(1,279,100)

Other Income and Expense
Interest income	315	-	535	-	535
Interest expense	(35,555)	-	(4,572,041)	-	(4,572,041)
Change in value of derivative liability	1,824,807	-	4,184,028	-	4,184,028
	1,789,567	-	(387,478)	-	(387,478)
Net income (loss)	$ 1,314,786	$ (225)	$ (1,637,044)	$ (2,039)	$ (1,666,578)
Net income (loss) per share applicable to common shareholders:
basic	$ 0.01	$ 0.00	$ (0.01)	$ 0.00
diluted	$ 0.01	$ 0.00	$ (0.01)	$ 0.00
Weighted average number of shares used in computing net income (loss) per share of Common Stock:
basic	190,609,371	115,549,157	172,174,373	115,549,157
diluted	199,796,871	115,549,157	172,174,373	115,549,157

The accompanying notes are an integral part of these financial statements.

Cascade Technologies Corp.

 (A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine month period ended September 30,		From February 25, 2004 (Inception) through September 30, 2010
	2010	2009
OPERATING
Net loss	$ (1,637,044)	$ (2,039)	$ (1,666,578)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	4,888	667	6,299
Patent amortization and impairment	-	176	19,629
Amortization of deferred issuance costs	5,978	-	5,978
Proceeds advanced from stockholder	11,755	1,505	51,907
Excess value of derivative liability over related loan proceeds	4,493,960	-	4,493,960
Amortization of note discount	69,028	-	69,028
Stock based compensation	588,232	-	588,232
Change in valuation of derivative liability	(4,184,028)	-	(4,184,028)
Increase in prepaid expenses and other assets	(20,580)		(20,580)
Increase in deposits	-	-	(3,350)
Increase in accounts payable	59,146	-	59,146
Cash used in operating activities	(608,665)	309	(580,357)
INVESTING
Purchase of property and equipment	(47,853)	-	(56,532)
Patent costs	-	(309)	(19,629)
Cash used in investing activities	(47,853)	(309)	(76,161)
FINANCING
Net proceeds from issuance of convertible notes	787,425	-	787,425
Cash provided by financing activities	787,425	-	787,425
Net increase in cash and cash equivalents	130,907	-	130,907
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$ 130,907	$ -	$ 130,907

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Cascade Technologies Corp.

 (A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Subscription Receivable	Accumulated Deficit	Total
	No. Shares	Amount
Balance at February 25, 2004 (Inception)	115,549,157	$ 1	$ (1)	$ -	$ -
Net loss for the period from February 25, 2004 (inception) through December 31, 2007	-	-	-	(12,709)	(12,709)
Balance at December 31, 2007	115,549,157	$ 1	$ (1)	$ (12,709)	$ (12,709)
Net loss for the year ended December 31, 2008	-	-	-	(8,137)	(8,137)
Balance at December 31, 2008	115,549,157	1	(1)	(20,846)	(20,846)
Net loss for the year ended December 31, 2009	-	-	-	(8,688)	(8,688)
Balance at December 31, 2009	115,549,157	$ 1	$ (1)	$ (29,534)	$ (29,534)
Stock based compensation	-	583,031	-	-	583,031
Shares issued in SMI acquisition	75,020,214	(1,795)	-	-	(1,795)
Issuance of shares to employee	40,000	5,200	-	-	5,200
Net loss for the nine month period (unaudited) ended September 30, 2010	-	-	-	(1,637,044)	(1,637,044)
Balance at September 30, 2010 (unaudited)	190,609,371	$ 586,437	$ (1)	(1,666,578)	(1,080,142)

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

•

The Company caused to be canceled promptly after the closing of the Merger an aggregate of 143,340,051 shares of Common Stock held by their pre-closing principal stockholder, who was also an officer and director of Cascade, for no cash consideration for the purpose of making Cascade’s capitalization more attractive to future equity investors; and

•

The Company effected a share dividend of 2.64 additional shares of Cascade Common Stock for each one outstanding share of Cascade Common Stock (the “Stock Dividend”). The Stock

Dividend resulted in the shares of common stock issued and outstanding to increase from 52,354,223 to approximately 190,569,371 (after giving effect to share roundups). As a result of the Stock Dividend, the conversion price on the convertible notes has adjusted from approximately $0.18 per share to $0.05 per share.

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

At September 30, 2010, the Company has an accumulated deficit of $1,666,578 and anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of its product line. From inception up through the merger, the Company has financed operations solely through short-term loans from a stockholder. In conjunction with the merger between Cascade and SMI in March 2010, additional working capital was obtained through the sale of $850,000 in convertible notes ($787,425 net of expenses) received on March 17, 2010. The proceeds from these notes are expected to permit the Company to fund its anticipated levels of operations through the remainder of 2010. Absent securing additional working capital, the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that could result from the outcome of this uncertainty.

The Company also faces certain risks and uncertainties which are present in many emerging medical device companies regarding product development, future profitability, ability to obtain future capital, protection of patents and property rights, competition, rapid technological change, government regulations, changing health care marketplace, recruiting and retaining key personnel, and third party manufacturing organizations.

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

The provision for income taxes includes federal and state income taxes currently payable and deferred taxes resulting from temporary differences between the financial statement and tax bases of assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

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

The following table summarizes fair value measurements by level at September 30, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III
Derivative liability	$ -	$ -	$ 1,159,932

The carrying amount of certain financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

The following table sets forth a summary of changes in the fair value of the Company’s level 3 assets (conversion feature of notes payable) for the nine month period ended September 30, 2010.

Level 3 Assets - Derivative Liability	Nine month period ended September 30, 2010
Beginning Balance	$ -
Conversion feature issued	5,343,960
Changes in derivative liability	(4,184,028)
Balance as of September 30, 2010	$ 1,159,932

The Company used the Black-Scholes option pricing model for estimating the fair value of the note conversion feature with the following assumptions: expected remaining life of 6.26 years; risk-free interest rate of 0.40%; dividend yield of 0%; and expected volatility of 173%.

Net Income (Loss) per Common Share

Basic and diluted net income (loss) per share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. The number of shares has been retrospectively restated to consider the effect of the stock dividend.

2.  Property and Equipment

Property and equipment, at cost, consists of the following:

	September 30, 2010	December 31, 2009
	(unaudited)	(audited)
Furniture	$ 5,254	$ 4,226
Computer equipment	51,278	4,454
	56,532	8,680
Accumulated depreciation	(6,299)	(1,411)
	$ 50,233	$ 7,269

Depreciation expense was $2,827 and $4,888 for the three and nine month periods ended September 30, 2010, and $223 and $667 for the three and nine month periods ended September 30, 2009, respectively.

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

The cost of these patents to date amounted to $19,629, and due to the high uncertainty of future cash flows from these patents and the lack of operating history, the Company recorded impairment charges for the unamortized balance of $19,450 in 2009.

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

(ii)

either:

(a)

the closing price of the Common Stock on the principal exchange or inter-dealer quotation system on which it is traded shall be $0.25 (after giving effect to the Stock Dividend) or greater for 22 consecutive trading days (with the earliest such testing period commencing after the end of the Restricted Period) during which period the arithmetic mean of the trading volume of shares of Common Stock shall be at least 100,000 per trading day, or

(b)

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

7.   Share Capital

a) Authorized, issued and outstanding

The Company has authorized 750,000,000 common shares, no par value. As of September 30, 2010 there were 190,609,371 common shares were issued and outstanding.

b) Loss per share

For the three and nine month periods ended September 30, 2010 the weighted average number of common shares outstanding was 190,609,371 and 172,174,373 (199,796,871 and 172,174,373 fully diluted.)  For the three and nine month periods ended September 30, 2009 the weighted average number of common shares outstanding (basic and fully diluted) was 115,549,157.

8.   Income Taxes

The Company provides deferred income taxes for differences between the tax reporting bases and the financial reporting bases of assets and liabilities. The Company follows the accounting procedures established by FASB ASC 740, “Income Taxes” (formerly SFAS No. 109, “Accounting for Income Taxes.”

At September 30, 2010 and 2009, the Company had no increase or decrease in unrecognized income tax benefits for the preceding nine month periods. There was no accrued interest or penalties relating to tax uncertainties at September 30, 2010 and December 31, 2009. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and California. There are currently no income tax examinations underway for these jurisdictions, although the tax years ended December 31, 2009, 2008, 2007, 2006 and 2005 are all still open for examination.

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

9.   Related Party Transactions

A principal stockholder has advanced funds to SMI on an as needed basis. Total advances as of September 30, 2010 and December 31, 2009 are $51,909 and $40,153, respectively, and are payable on demand with no interest.

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

10.  Subsequent Event

On November 2, 2010 the Company announced that it has entered into a non-binding letter of intent to acquire all of the assets of AcuNetx, Inc., a Nevada corporation (ANTX.PK.) in exchange for common stock of Cascade. AcuNetx designs, manufactures and markets products that utilize non-invasive optical imaging of the eye for assessing important body functionality ranging from balance testing to fitness for duty to law enforcement.

Completion of this proposed transaction is subject to numerous conditions including, without limitation, further due diligence, receiving shareholder and regulatory approvals, and negotiating and entering into a definitive assets purchase agreement. No assurance can be given that this proposed transaction will be consummated.

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

Results of Operations

The loss from operations was $474,781 and $1,249,568 for the three and nine month periods ended September 30, 2010 and $225 and $2,039 for the three and nine month periods ended September 30, 2009, respectively. The increase in expenses compared to 2009 is principally due to salary and other compensation expense of $1,014,794 (including stock based compensation of $588,232), rent of $30,160, professional fees of $97,805 and other general and administrative expenses consisting principally of salaries, consulting fees and other office costs.

Interest expense for the three and nine month periods ended September 30, 2010 includes $5,037 and $9,053 in accrued interest payable on $850,000 in convertible notes payable, respectively. The notes payable were discounted by $850,000 in conjunction with recording the derivative liability and $32,197 and $69,028 of this discount was amortized to interest expense for the three and nine month periods ended September 30, 2010, respectively.

Interest expense also includes a charge of $4,493,960 related to the accrual of a $5,343,960 derivative liability due to the conversion feature on the notes payable. The change in value of derivative liability represents the reduction of the fair value of the derivative liability by $4,184,028 to $1,159,932 at September 30, 2010.

Stock based compensation is principally attributable to 2,800,000 common stock options issued to management and the scientific advisory board in June 2010.

Liquidity and Capital Resources

At September 30, 2010, the Company has an accumulated deficit of $1,666,578 and anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of its product line. From inception up through the merger, the Company has financed operations solely through short-term loans from a stockholder. In conjunction with the merger between Cascade and SMI in March 2010, additional working capital was obtained through the sale of $850,000 in convertible notes ($787,425 net of expenses) received on March 17, 2010. The proceeds from these notes are expected to permit the Company to fund its anticipated levels of operations through the remainder of 2010. Absent securing additional working capital, the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that could result from the outcome of this uncertainty.

The Company also faces certain risks and uncertainties which are present in many emerging medical device companies regarding product development, future profitability, ability to obtain future capital, protection of patents and property rights, competition, rapid technological change, government regulations, changing health care marketplace, recruiting and retaining key personnel, and third party manufacturing organizations.

Cash flow used in operations Cash utilized by operating activities was $608,665 for the nine months ended September 30, 2010. The use of cash was principally attributable to the net loss for the period of $1,637,044, reduced by depreciation of $4,888, deferred issuance cost amortization of $5,978, proceeds advanced from stockholder of $11,755, excess value of derivative liability over related loan proceeds of $4,493,960, amortization of note discount of $69,028, stock based compensation of $588,232, a $(4,184,028) decrease in the valuation of derivative liability and an increase in accounts payable of $59,146 which did not utilize or generate cash. This amount was increased by a $20,580 increase in other asset principally due to prepaid insurance.

Cash utilized by operating activities was $309 for the nine months ended September 30, 2009. The use of cash was principally attributable to the net loss from operations for the period of $2,039, reduced by depreciation of $667, patent amortization of $176 which did not utilize cash and proceeds advanced from stockholder of $1,505.

Cash flow used in investing activities Cash used in investing activities was attributable to $47,853 in the purchase of property and equipment in the nine month period ended September 30, 2010 and $309 in patent costs in the nine months ended September 30, 2009.

Cash flow provided by financing activities Cash provided by investing activities was $787,425 for the nine months ended September 30, 2010, which represents the net proceeds from the issuance of convertible notes of $787,425

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

 ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CASCADE TECHNOLOGIES CORP.

Date:	November 8, 2010	By:	/s/ Erik Lindsley
		Name:	Erik Lindsley
		Title:	President/Principal Executive Officer

Date:	November 8, 2010	By:	/s/ Randall Gates
		Name:	Randall Gates
		Title:	Chief Financial Officer