Form 10-K
period 2010-12-31
CASCADE TECHNOLOGIES CORP
filed 2011-03-11
CIK 1324344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 000-52141

CASCADE TECHNOLOGIES CORP.

 (Exact name of registrant as specified in its charter)

Wyoming (State of other jurisdiction of incorporation or organization)	98-0440633 (I.R.S. Employer Identification No.)

250 N. Robertson Blvd.

Suite 427

Beverly Hills, California 90211
(Address of principal executive offices)

Registrant’s telephone number: (310) 858-1670

Securities registered pursuant to Section 12(b) of the Act:

Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                            Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)    Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate worldwide market value of the voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2010 was approximately $1,591,024 based on the closing price of $0.02 per share on that date.

The number of shares of the registrant’s Common Stock outstanding as of December 31, 2010 was 192,749,397.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

Business

Risk Factors

19

Legal Proceedings

41

Submission of Matters to a Vote of Security Holders

41

Market For Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

42

Management’s Discussion and Analysis of Financial Conditions and Results of Operations

43

Quantitative and Qualitative Disclosures About Market Risk

46

Controls And Procedures

47

Other Information

47

Directors and Executive Officers of the Registrant

48

Executive Compensation

54

Security Ownership of Certain Beneficial Owners and Management  and Related Stockholder Matters

60

Certain Relationships and Related Transactions

61

Principle Accountant Fees and Services

61

Exhibits and Financial Statement Schedules

62

Signatures

63

FORWARD LOOKING STATEMENTS

This report includes forward-looking statements. All statements other than statements of historical facts contained herein, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions as described in “Risk Factors”.

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

Readers are cautioned that the foregoing lists of factors are not exhaustive. The forward-looking statements contained in this Form 10-K are made as of the date hereof and the Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except in accordance with applicable securities laws. The forward-looking statements contained in this Form 10-K are expressly qualified by this cautionary statement.

PART I

Business

Overview

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

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has entered into a non-binding letter of intent to acquire all of the assets of AcuNetx, Inc., a Nevada corporation (ANTX.PK.) in exchange for common stock of Cascade. AcuNetx designs, manufactures and markets products that utilize non-invasive optical imaging of the eye for assessing important body functionality ranging from balance testing to fitness for duty to law enforcement.

Completion of this proposed transaction is subject to numerous conditions including, without limitation, further due diligence, receiving shareholder and regulatory approvals, and negotiating and entering into a definitive assets purchase agreement. No assurance can be given that this proposed transaction will be consummated.

At December 31, 2010, the Company has an accumulated deficit of $1,127,365 and anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of its product line. From inception up through the merger, the Company financed operations solely through short-term loans from a stockholder. In conjunction with the merger between Cascade and SMI in March 2010, additional working capital was obtained through the sale of $850,000 in convertible notes ($787,425 net of expenses) received on March 17, 2010. The proceeds from these notes are expected to permit the Company to fund its anticipated levels of operations through the first quarter of 2011. Absent securing additional working capital, the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

•

The Company caused to be canceled promptly after the closing of the Merger an aggregate of 143,340,051 shares of Common Stock held by their pre-closing principal stockholder, who was also an officer and director of Cascade, for no cash consideration for the purpose of making Cascade’s capitalization more attractive to future equity investors; and

•

The Company effected a share dividend of 2.64 additional shares of Cascade Common Stock for each one outstanding share of Cascade Common Stock (the “Stock Dividend”). The Stock Dividend resulted in the shares of common stock issued and outstanding to increase from 52,354,223 to approximately 190,569,371 (after giving effect to share roundups). As a result of the Stock Dividend, the conversion price on the convertible notes adjusted from approximately $0.18 per share to $0.05 per share.

Company History

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

Optical diagnostic products are being developed that are expected to operate in conjunction with surgical and/or evaluation procedures in real time.  Our technology is expected to enable early detection and more reliable diagnosis of various diseases, such as Barrett’s esophagus (a condition caused by chronic acid reflux that can lead to esophageal cancer), lung cancer, and melanoma.  The development of this technology is expected to significantly improve long-term patient outcomes while substantially reducing overall costs for the healthcare system.

Our proprietary imaging technology is expected to assist in the diagnosis and treatment of various serious diseases by:

•

More reliable and quantitative in vivo/intrasurgical measurement of cellular features

•

Early detection of both malignant and pre-malignant tissue

•

Reduction in the number of invasive biopsy procedures

•

Better monitoring and quantitation of treatments (of these same diseases)

Moreover, our spectral-optical-imaging technology has multiple applications, end-user markets, and potential revenue streams.  We intend to develop three products over the next four to five years:  the SkinSpect™ device, the EndoSpect™ device, and the OxySpect™ device. These devices are intended are targeted to address the early detection of skin cancer, to investigate more accurately tissue status during gastrointestinal and pulmonary endoscopy, and for mapping tissue oxygenation during and after surgical intervention, respectively.

Industry Overview

National trends in healthcare include a growing emphasis on preventive medicine, early diagnosis, reduced invasiveness of procedures, and greater reliance on outpatient procedures—in short, an overall reduction in the cost of providing health care. SMI’s minimally invasive techniques are intended to address such concerns and provide significant patient benefits. SMI’s pipeline of potential products is focused on early detection of increasingly serious health problems that require expensive treatment.  Management believes SMI’s technology and medical devices will be able to address these core trends in healthcare.

The first three uses planned by SMI are intended to permit early detection of skin cancer (SkinSpect™ device), gastro-intestinal and pulmonary endoscopy (EndoSpect™ device), and tissue oxygenation (OxySpect™ device).

Skin Cancer

According to the Skin Cancer Foundation, cancer of the skin is the most common type of cancer in the US with more than one million Americans diagnosed every year.  There are three significant forms of skin cancer: basal cell, accounting for approximately 75% of skin cancer cases; squamous cell, totaling approximately 20% of skin cancer cases; and melanoma, which accounts for an estimated 4% of skin cancer cases, but is responsible for approximately 75% of all deaths from skin cancer. The American Cancer Society projects over 10,000 deaths annually from skin cancer.   In 2004, domestic spending on non-melanoma skin cancer alone topped $1 billion. Moreover, people are increasingly being diagnosed with the most lethal and dangerous form of skin cancer: melanoma.  Melanoma is the fastest growing cancer in the U.S., and worldwide risk increasing from 1:1500 in 1935 to 1:74 in 2000, and by 2010 worldwide spending on melanoma is expected to reach $6 billion. Survival rates are very strongly dependent on the stage of the diagnosis. Early detection remains the only effective means at this time of fighting melanoma, the most lethal form of skin cancer.  Since 1973, the mortality rate for melanoma has increased by 50%. Since approximately 62% of melanomas and 45% of melanoma deaths occur prior to age 65, melanoma places significant burdens on the healthcare system well beyond Medicare.

At present, dermatologists rely primarily on visual examinations of patients to identify suspicious skin tissues. It is estimated that about two million biopsies are performed annually to detect melanoma, and the vast majority of these (84-94%) are negative. Moreover, the positive predictive value of melanoma diagnosis by dermatologists’ (visual) screening is less than 20%. Due to the particularly lethal nature of melanoma, its early diagnosis remains of paramount importance for clinicians and their patients.

Unfortunately, melanomas can mimic benign lesions that are overwhelmingly more common in the population than are melanomas, and misdiagnosis or delay in the diagnosis of melanoma can occur. Additionally, misdiagnosis of melanoma is one of the most common causes for malpractice litigation brought against medical practitioners (13% of all claims from 1995-2001), and awards tend to be sizeable.

Melanoma, if left untreated, can be fatal. If diagnosed and removed early in its evolution, when confined to the outermost skin layer and deemed to be “in situ,” it is virtually 100% curable. Invasive melanomas that are thin and extend into the uppermost regions of the second skin layer still have excellent cure rates (greater than 90%). However, once the cancer advances into the deeper layers of skin, the risk of metastasis (spreading to other parts of the body) increases. Metastases can occur when the tumor enters into lymphatic channels and newly formed blood vessels, potentially resulting in significant morbidity (illness) and mortality (death). Once the cancer has advanced and metastasized to other parts of the body, it is difficult to treat. At this advanced stage, the five-year survival rate is reported to be below 10%. Moreover, survival prospects for those with advanced melanoma have not improved over the past three decades.

Melanoma is currently the subject of significant attention in the medical community. In part, this attention is due to the fact that it is the fastest growing cancer. It is also the most common cancer in young adults ages 20-30, and currently there are more new cases of melanoma than HIV/AIDS. In women ages 25-30, melanoma is the primary cause of cancer death. In women ages 30-35, melanoma is the second leading cause of death after breast cancer. There has been a 50% increase in the incidents of Melanoma in women between the ages of 15 and 39, over the last twenty-five years. Recently published papers identify a strong correlation between breast cancer and melanoma.

Gastro-Intestinal (GI) and Pulmonary Endoscopy

Published reports estimate that the total current annual U.S. market for endoscopic-imaging-diagnostic products is approximately $4.3 billion per year for GI and lung applications alone. The EndoSpect™ device will initially focus on detection of Barrett’s Esophagus (BE) during upper GI endoscopy procedures. BE is a widespread condition with cases in the United States estimated at 2 million annually. BE consists of an abnormal change in the cells of the lower esophagus, primarily due to acid reflux disease. The condition is considered premalignant and associated with a high risk for esophageal cancer, which has a very poor prognosis. [Expand]

Our Products

We intend to develop three products over the next four to five years: the SkinSpect™ device, the EndoSpect™ device, and the OxySpect™ device.

•

The SkinSpect™ device addresses the massive need for early, reliable, non-invasive diagnosis of and screening for skin cancer by advanced spectral imaging.  We plan to bring the SkinSpect™ device to commercial viability first.

•

The EndoSpect™ device is a spectral/hyperspectral imaging endoscope that provides a more accurate way of investigating tissue status during gastro-intestinal and pulmonary endoscopy and minimally invasive surgery.  This product provides for the early detection and diagnosis of cancer and pre-cancerous conditions.

•

The OxySpect™ device is a product for mapping tissue oxygenation by spectral imaging in a broad range of organs, body locations, and during procedures to assist in assessing tissue health during and after surgical intervention.

Skin Cancer – SkinSpect™

The successful commercialization of the SkinSpect™ device would materially decrease unnecessary biopsies, increase sensitivity and specificity of detection, and find problem areas (early melanoma) reliably and much earlier than current methods. SMI’s aim is to establish the SkinSpect™ device as a valuable screening tool. Given the relative simplicity and portability of the planned SkinSpect™ device compared to existing detection methods, the Company believes that this non-invasive diagnostic approach will gain acceptance in dermatologists’ offices, hospitals, and physicians’ private practices. Nonetheless, the American Academy of Dermatology has 16,000 physician members alone. The SkinSpect™ device also is intended to be useable by general physicians, including plastic surgeons, and the device may also have purely cosmetic applications as well. The potential for multiple end users enhances the device’s potential to secure a large market.

Gastro-Intestinal (GI) and Pulmonary Endoscopy – EndoSpect™

While competing with other diagnostic approaches in endoscopy, the EndoSpect™ device is designed as an add-on to existing advanced endoscopy devices to increase the ability to detect cancer earlier in exploratory endoscopy and minimally invasive surgery. Adoption of the product will be eased because the EndoSpect™ device is intended to be compatible with a large percentage of existing endoscopes (as an add-on endoscope working in concert with the main one). SMI will market the EndoSpect™ device to hospitals and research-focused universities.

Tissue Oxygenation – OxySpect™

Major application areas for the OxySpect™ device include trauma, neurosciences, surgery, and perinatal care. The OxySpect™ device will most effectively be used in settings that currently rely on established methods such as pulse oxymetry, microelectrodes, and magnetic resonance for blood oxygenation quantitation. There is increasing evidence that tumor oxygenation is clinically important in predicting tumor response to radiation, tumor response to chemotherapy, and overall prognosis. Like the EndoSpect™ device, the OxySpect™ device will be targeted to hospitals and research-focused universities.

Our Business Strategy

Over the next four to five years, we intend to complete development of our proprietary imaging technology with three diagnostic devices. These products include the SkinSpect™ device, the EndoSpect™ device, and the OxySpect™ device.  However, we plan to develop the SkinSpect™ device first, over the next two and a half years. Moreover, each of these devices is intended to harness our  acousto-optic-tunable filter (“AOTF”) platform, as well as generate revenue from unit sales, recurring items, and tangential services, including software and device maintenance.

Skin Cancer

Our objective is for SkinSpect™ to become an integral part of the standard of care in melanoma detection. To achieve this objective, we are pursuing the following strategy:

•

Establish SkinSpect™ as the leading technology for assisting in the detection of melanoma. We have invested considerable capital and expertise into developing our core technology platform, which is protected by three US patents. We will continue to refine and optimize this technology in order to position SkinSpect™ as the leading system for assisting in the detection of melanoma.

•

Complete Development of the SkinSpect™.  Our development process for the SkinSpect™ device begins with building on the existing first-generation device (already used experimentally in 12 patients in a UPMC-CMU collaboration) by incorporating our recently lab-tested improvements in speed and portability. We estimate that this new prototype will require approximately 9 months to complete.    The second phase comprises preclinical testing of the beta version in highly recognized dermatology practices. This phase will necessitate approximately 6 months to complete. Finally, full clinical testing will require at least 9 months and multiple sites. This timeline yields a device ready for IDE submission (towards a PMA) to the FDA requesting accelerated approval, which takes 180 days.

•

FDA approval of SkinSpect™.  Because no useful animal model of melanoma exists and since the SkinSpect™ device is non-invasive, we intend to seek FDA approval to proceed directly to small, experimental clinical studies (under IDE).  Moreover, the SkinSpect™ device is non-invasive and has no possible toxicity, and the FDA may not require the extensive clinical safety studies generally needed to submit a PMA. The recent submission of a PMA for a conceptually similar melanoma detection device (by Electro-Optical Sciences, Inc.) may further accelerate the FDA approval process.  While the presence of similar filings and accelerated review of such filings could facilitate expedited filing and review of the SkinSpect™ at the FDA, we can give no assurances that this will be the case.

•

Commercialize SkinSpect™ using multiple sales and marketing strategies.  Our internal sales and marketing effort will commence following PMA approval and it will focus initially on “high volume and key opinion leader” dermatologists, including skin cancer specialists, in key regions of the U.S.  To enter the larger U.S. markets of general dermatologists and primary care physicians, and for international markets, we may establish partnerships with pharmaceutical and/or diagnostic/device companies with an established presence in these markets. We intend to commence sales of SkinSpect™ in the U.S. immediately upon receiving PMA approval for physicians to offer SkinSpect™ to their patients on a self-pay basis. Once sufficient evidence to support favorable coding and coverage decisions and to obtain appropriate payment levels, we may pursue national coverage decisions from the Centers for Medicare and Medicaid Services (“CMS”) and private payers for third-party reimbursement.

Additionally, our strategy may include the potential acquisition of complementary products and technologies in the dermatological arena.

Gastro-Intestinal (GI) and Pulmonary Endoscopy

We plan to commence a similar timeline and development plan for each of the EndoSpect™ and OxySpect™ devices.  As noted above, each of these devices is intended to harness our core acousto-optic-tunable filter (“AOTF”) platform, so we anticipate that certain aspects of the development and regulatory approval process will be accelerated in the later devices.

Sales and Marketing

SMI expects robust gross profit margins on unit sales of the SkinSpect™ device, the EndoSpect™ device, and the OxySpect™ device given our intellectual property, patent protections, and the gross margins of comparable diagnostic-image device makers.  We also intend to generate income from tele-medicine (dermatology), device maintenance, optional feature modules, and remote terminals.

•

Tele-medicine (dermatology):  For a fee, selected records will be transferred from the patient to a third-party dermatologist for an opinion. This will enable dermatologists to obtain a second opinion or general practitioners to obtain a primary opinion.

•

Device Maintenance:  We estimate contracts equaling approximately 10% of the purchase price (including any optional software).  Each device is intended to periodically report system usage patterns for maintenance planning purposes via the Internet.

•

Optional feature modules:  Additional optional software modules will be made available that add specialized measurement tools as well as productivity and workflow features that are not included in the base software that comes with each product.

•

Remote Terminals:  For high-volume practices, research facilities, or third-party dermatologists who need more than one terminal or do not need the actual spectral-scanning hardware, just the software GUI system can be sold as a stand-alone unit.

We may pursue Current Procedural Terminology (“CPT”) code and private insurance coverage, as appropriate, following initial commercialization efforts, which will be undertaken on a self-pay basis. We are aware of no CPT code that is specifically applicable to the use of SkinSpect™.  We intend to engage the services of expert consultants with extensive experience in the CPT and coverage and payment decision processes to assist us in our strategy.

The following is a description of the process that may be undertaken in pursuit of favorable coding and coverage decisions and appropriate payment levels by third-party payers:

In advance of obtaining a CPT code, we intend to extend our efforts to secure coverage by private payers and Medicare administrative contractors.  Securing coverage first through private payers and Medicare administrative contractors is a common strategy for facilitating national Medicare coverage.  Our efforts to secure reimbursement for services using SkinSpect™ will focus first on private payers and Medicare administrative contractors, particularly in sunbelt locations and in areas that have been shown to be underserved by dermatologists.

In the U.S., healthcare providers that utilize medical systems such as SkinSpect™, generally rely on third-party payers, including Medicare, Medicaid, private health insurance carriers, and managed care organizations, to reimburse part, but not necessarily all, of the costs and fees associated with the procedures performed using these devices.  Public and professional concern about the cost of medical care and new technologies has evoked a variety of remedies.  Third-party payers are increasingly challenging the pricing of medical products and procedures. Guidelines have been established that recognize the need for clinical strategies to assess the cost-effectiveness of new diagnostic tools or procedures (Evidence-Based Medicine), in the hope of reducing the variations in diagnostic and treatment protocols and reducing healthcare expenditures. Insurers are also attempting to curb overutilization by applying a rational analysis of the costs versus benefits of new technologies.

It is critical to build a sufficient body of clinical evidence to support favorable coding and coverage decisions and to secure appropriate levels of payment from third-party payers. The importance of Evidence-Based Medicine is underscored by recent actions by CMS, including its proposed Covered with Evidence Development initiative designed to provide quicker access to new technologies for beneficiaries while assuring that appropriate evidence for final coverage decisions will be obtained.

Assuming FDA approval of SkinSpect™, we are considering submitting an application for a new CPT code to the American Medical Association (“AMA”) CPT Editorial Panel pursuant to the establishment of significant clinical evidence to support favorable coding and coverage decisions. If the CPT Editorial Panel concurs that a new CPT code is needed and appropriate, and we are able to demonstrate that SkinSpect™ is reasonable and necessary for the Medicare population, we anticipate that the new code would be referred to the AMA’s Relative Value Scale Update Committee (“RUC”) to determine the appropriate level of Medicare Part B reimbursement for the procedure, relative to other physician services. This analysis would include a survey of physicians utilizing SkinSpect™ in the commercial setting.  In setting Medicare reimbursement rates, CMS is generally guided, though not bound, by the recommendation of the RUC.

Medicare coverage and payment policies significantly influence the practices and policies of private payers, managed care organizations, and state Medicaid agencies. We expect to commence efforts to obtain positive coverage decisions from private payers, managed care organizations, Medicaid agencies, and state Medicare administrative contractors pursuant to the establishment of significant clinical evidence to support favorable coding and coverage decisions and secure appropriate payment levels. We believe it is likely that the private payers, managed care organizations, and state Medicare administrative contractors will desire to establish pilot programs of SkinSpect™ to determine the impact of the product in their systems, initially.

One of the keys to securing reimbursement is the desire of physicians to use a new technology in order to enhance their diagnostic acumen and improve the standard of care. Likewise, we believe that once patients become aware of the availability of SkinSpect™, they may request that their physicians utilize SkinSpect™. We believe that SkinSpect™ will represent an improvement in the standard of care for the detection of melanoma. As such, we anticipate that its adoption by physicians and reimbursement by payers will be facilitated by medical and scientific evidence published in peer-reviewed journals and presentations at scientific and medical meetings including the American Academy of Dermatology annual and regional meetings. We plan to execute a publication strategy and to provide information for continuing medical education efforts in order to communicate the potential of SkinSpect™ to improve patient care. We also plan to sponsor clinical trials following PMA approval in order to evaluate SkinSpect™ in additional settings. We anticipate that the results of these studies will also be published in peer-reviewed journals and presented at scientific and medical meetings. We anticipate that these studies will help to demonstrate the potential of SkinSpect™ to improve patient care.

We recognize that a favorable reimbursement environment will have a significant impact on SkinSpect™’s adoption and commercial success. Even if a procedure is eligible for reimbursement, the level of reimbursement may not be adequate. In addition, third-party payers may deny reimbursement if they determine that the device used in the treatment was not cost-effective or was used for a non-approved indication. We have anticipated this need and we plan to employ an active strategy to obtain medical coverage, identify appropriate coding and establish adequate payment.

Upon FDA approval, we plan to offer SkinSpect™ on a self-pay basis. Based on market research with physicians and patients, we believe that a self-pay model could support significant utilization of SkinSpect™, especially in the dermatologists’ offices.

Manufacturing and Distribution

We intend to manufacture devices until annual U.S. production reaches 30 units.  Thereafter, for sales in the United States, we expect to outsource manufacturing (including testing and certification) to an established manufacturer of medical devices.  We may further outsource the distribution, marketing, support, and maintenance after annual sales reach between 100 and 1000 units.  For all sales outside of the United States, we presently intend to enter into one or more manufacturing, distribution, and/or support agreements.

We may participate in trade advertising, sales support, and trade show presentations from its share of sales revenues.  Depending upon the nature of the manufacturing and distribution deals secured by us, we may require additional financing to pay for manufacturing, marketing, distribution, and/or related activities.

Competition

Skin Cancer

A number of systems for visualization and assessment of pigmented skin lesions are in use or in development. These include clinical (naked eye) examination, whole body mole mapping systems, dermoscopes (also known as “dermatoscopes”), digital dermoscopes, spectrophotometric intercutaneous analysis (analysis of skin structures through measurement of how they absorb light of different wavelengths), confocal microscopy, and spectrophotometric (color) analysis. These systems rely on physician experience and expertise in recognizing patterns that are associated with melanoma and non-melanoma in order to render an interpretation and diagnosis.

The current primary method for detecting melanoma relies on physicians to interpret whether a pigmented skin lesion is suspicious for melanoma (thereby requiring biopsy) based on their ability to recognize patterns using clinical examination. Physicians use the “ABCDE” criteria: Asymmetry, Border irregularity, Color variation, Diameter greater than 6 mm, and Evolving- change in “ABCD”, in their assessment. Whole body mole mapping consists of periodic photography of patients, typically those at high risk for developing melanoma. The pictures are reviewed clinically. This service is provided at some diagnostic imaging centers and dermatology offices. DigitalDerm, Inc. offers a computerized system for acquisition, storage, and review of the pictures.

Dermoscopy, or epiluminescence microscopy, allows for non-invasive visualization of colors and microstructures of the epidermis, the dermal-epidermal junction, and the papillary dermis not visible to the naked eye. Manufacturers of dermoscopes include (but are not limited to) Welch Allyn, Inc. (U.S.), Heine Optotechnik (Germany), and 3Gen, LLC (U.S.). Digital dermoscopes allow for dermoscopic images to be visualized on a computer screen at larger magnification. In addition, images may be stored and compared to images taken previously. Manufacturers of digital dermoscopes include (but are not limited to) Derma Medical Systems, Inc. (Austria), ZN, High Medical Systems S.P.A., Vision Technologies AG (Germany), Polartechnics, Ltd. (Australia), Biomips Engineering (Italy). and Sci Base AB (Stockholm Sweden).

Dermoscopy is a tool used by approximately 25% of dermatologists in the U.S. and is associated with a long learning curve. Physicians experienced in the use of dermoscopy have been shown to have an increased diagnostic accuracy of 10 to 20% over clinical examination. Although some digital dermoscopes provide information regarding the probability that a lesion may be melanoma compared to a database of lesions, no system, to our knowledge, is under PMA development for objective interpretation. In addition, Sci Base AB is developing electrical impedance technology for melanoma detection.

An article published in 2005 (Menzies S.W. et al, Arch. Dermatol. 141: 1388-1397) describes the results of a study conducted using the SolarScan system developed by PolarTechnics, Ltd.  The sensitivity and specificity of SolarScan on a training set of 1,644 melanocytic lesions (skin lesions derived from skin cells called melanocytes), including 260 melanomas was 90% and 61%, respectively. In a blinded study of 786 melanoncytic lesions including 122 melanomas, the sensitivity and specificity of SolarScan was 91% and 65%, respectively.  In the study of 78 melanocytic lesions including 13 melanomas, the sensitivity and specificity of SolarScan in this report was 85% and 65%, respectively, compared to the sensitivity and specificity of skin cancer experts (90% and 59%, respectively) and dermatologists (81% and 60%, respectively). SolarScan did not perform well on non-melanocytic lesions; for example, only 13% of seborrheic keratoses were successfully classified.  We believe that since SolarScan is intended for melanocytic lesions only, its use is limited to expert dermatologists.  Further, we believe that a sensitivity in the range of 90% would not gain market approval.

There are at least two companies currently attempting to develop non-invasive imaging devices to diagnose skin cancer using various spectral methodologies.  Spectrophotometric intercutaneous analysis is a technique of visualizing collagen, blood, and pigment. Astron Clinica (UK) manufactures a device utilizing this technique, but appears to have recently ceased operations. Confocal microscopy is an experimental approach for non-invasive visualization of skin structures at the cellular level; such a device utilizing this technique is in development by Lucid (US). Other imaging modalities, including molecular imaging in which tagged antibodies search for cancer cell antigens, and molecular and genetic screening tests. Molecular-based approaches are being investigated; Dermtech is exploring Messenger RNA analysis of surface cells for example.

Electro-Optical Sciences, Inc. (“EOS”), renamed Mela Sciences in February 2010 (MELA on Nasdaq) is a U.S. medical device company focused on the design and development of a non-invasive device to assist in the early diagnosis of melanoma called the MelaFind® device.  The MelaFind® device is a hand-held imaging device that emits light of multiple wavelengths to capture images of suspicious pigmented skin lesions and extract data. The data are then analyzed utilizing image processing classification algorithms, ‘trained’ on Mela Sciences’s proprietary database of melanomas and benign lesions, to provide information to assist in the management of the patient, including information useful in the decision of whether to biopsy the lesion. The MelaFind device was evaluated by an FDA panel that recommended (with a narrow vote of 8 to 7) approval, on November 18, 2010.

A spectrophotometer (an instrument for measuring absorption of light of different wavelengths) is offered by Medical High Technologies S.p.A. (Switzerland).  The product does not perform automatic quality control of images and has an external light source. We believe that the reported sensitivity of 80.4% would not gain market approval. Further, we are not aware of comparative data on physicians’ performance in corresponding data sets. The system does not have PMA approval, nor are we aware of efforts directed to obtain PMA approval of the product.

Several additional approaches to detecting Melanoma have been identified. Balter Medical (Norway) uses ‘Optical Transfer Diagnosis’ to identify Melanomas. The technology measures how much light is absorbed in healthy versus diseased tissue to determine whether cancer is present. Raytheon Corporation, partnered with Arizona Cancer Center, utilizes satellite-based remote imaging technology in detecting skin changes that could indicate the presence of cancer. Vanderbilt University has introduced technology called ‘Confocal Raman Micro-Spectroscopy’ which uses a reflective laser to produce a molecular fingerprint of the underlying tissue to indicate the presence or absence of disease. All of these technologies are at very early stages of development.

The broad market for precision optical imaging devices used for medical diagnosis is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. If our products are approved for marketing, we will potentially be subject to competition from major optical imaging companies, such as Raytheon Corporation, General Electric Co., Siemens AG, Bayer AG, Olympus Corporation, Carl Zeiss AG Deutschland and others, each of which manufactures and markets precision optical imaging products for the medical market and could decide to develop or acquire a product to compete with SkinSpect™.

Gastro-Intestinal (GI) and Pulmonary Endoscopy

Currently, there are several large companies that manufacture, market, and distribute endoscopes. These endoscopes are used by physicians to examine tissue status and to extract sample cells for staining and diagnosis in a laboratory (histological examination). Other available technologies that will compete with the EndoSpect™ device include esophageal ultrasound, optical-coherence tomography, and fluorescence spectroscopy.  One small medical device company, Xillix Technologies, has developed medical-imaging products that combine image-acquiring cameras and consoles into a device that can be attached to a conventional white-light endoscope.  To date, the “fluorescence-endoscopy systems” produced by Xillix Technologies have been directed towards lung cancer and gastrointestinal cancer detection, but are not utilizing spectral imaging.

Tissue Oxygenation

Currently, the level of oxygenation in tissue is measured using infrared and/or other modalities that are not imaging based. We expect that our OxySpect product will be developed to achieve high spatial resolution mapping of tissue oxygenation, utilizing our patented technologies, and we believe there is no current direct commercial competition for this approach.

US Government Grants

Qualifying Therapeutic Discovery Project Program

In November 2010, our wholly-owned subsidiary, Spectral Molecular Imaging, Inc., was awarded a grant under the Qualifying Therapeutic Discovery Project (QTDP) program to advance the development of the company’s SkinSpect system for the detection of melanoma and other skin cancers.

The $190,172 grant was awarded by the Internal Revenue Service in collaboration with the U.S. Department of Health and Human Services (USDHHS) under the Patient Protection and Affordable Care Act of 2010. The QTDP grant program provides support for innovative projects that are determined by the USDHHS to have reasonable potential to result in a new therapy, reduce health care costs, or significantly advance the goal of curing cancer. Of the total grant, $32,622 was received in the fourth quarter of 2010 and we received the balance of $157,550 in the first quarter of 2011.

SBIR award from the National Cancer Institute

In September 2010, our wholly-owned subsidiary, Spectral Molecular Imaging, Inc., in conjunction with Omega Optical, Inc. were awarded a phase II SBIR award from the National Cancer Institute to develop a high-speed fiber optic based optical spectrum analyzer that will be interfaced to confocal scanning microscopy and endoscopy systems. The SMI/Omega development team intends to rely on fast fiber-optic wavelength selection tools developed for the telecommunications industry - a technology not previously applied in biomedical imaging.

The optical spectrum analyzer is expected to generate spectra in microseconds, and should provide a cost-effective, clinic-friendly multispectral option to confocal optical scanning systems. This new technology is expected enable the early in-vivo detection and treatment of cancer at the cellular level. Existing technologies have not combined sufficient spatial, spectral, and temporal resolution in one instrument. When completed, the instruments are expected to provide surgeons, in real time (during intervention), with the sort of diagnostic information that today is only available today after slow lab tests on biopsied tissues.

The total grant is for $750,000 of which the Cascade subcontract is for $240,080. Of this, $45,888 was received by SMI in the fourth quarter of 2010 and a balance of $40,721 is expected by April 30, 2010, and an additional balance of $153,471 is expected between May 1, 2011 and April 30, 2012.

Intellectual Property

Our policy is to protect our intellectual property by licensing or obtaining U.S. and foreign patents to protect technology, inventions and improvements important to the development of our business.  We have entered into a license agreement with Carnegie Mellon University (“Carnegie Mellon”) under which we became the exclusive worldwide licensee of certain rights for two patents issued to Carnegie Mellon: U.S. Patent No. 5,796,512 covers an optical-imaging system with an acousto-optic-tunable filter, and U.S. Patent No. 5,841,577 covers a light microscope having an acousto-optic-tunable filter.  The uses licensed to SMI include spectral imaging for all clinical medical applications, including endoscopy and dermoscopy.  In addition, SMI owns the rights to U.S. Patent No. 7,428,048 covering a non-invasive technique for the potential early detection of cancer and other abnormal tissues in the field of imaging-elastic-scattering spectroscopy.

We cannot be certain that our or our licensor’s patents will not be challenged or circumvented by competitors. Whether a patent is infringed and is valid, or whether a patent application should be granted, are all complex matters of science and law, and therefore we cannot be certain that, if challenged, our patents, patent applications and/or other intellectual property rights would be upheld. If one or more of those patents, patent applications or other intellectual property rights are invalidated, rejected or found unenforceable, that could reduce or eliminate any competitive advantage.

We also rely on trade secrets and technical know-how in the manufacture and marketing of SkinSpect™. We require our employees, consultants and contractors to execute confidentiality agreements with respect to our proprietary information.

FDA Regulation

Our contemplated products, SkinSpect™, EndoSpect™, and OxySpect™ will be regulated as medical devices and will be subject to extensive regulation by the FDA and other regulatory authorities in the US.  The Food, Drug, and Cosmetic Act (“FD&C Act”) and other federal and state statutes and regulations govern the research, design, development, preclinical and clinical testing, manufacturing, safety, approval or clearance, labeling, packaging, storage, record keeping, servicing, promotion, import and export, and distribution of medical devices.

Unless an exemption applies, each medical device we wish to commercially distribute in the U.S. will require either prior premarket notification, or 510(k) clearance, or PMA approval from the FDA.  The FDA classifies medical devices into one of three classes.  Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are subject to general controls such as labeling, premarket notification, and adherence to the FDA’s Quality System Regulation (a set of current good manufacturing practice requirements put forth by the FDA which govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation and servicing of finished devices) (“QSR”).  Class II devices are subject to special controls such as performance standards, postmarket surveillance, FDA guidelines, as well as general controls.  Some Class I and Class II devices are exempted by regulation from the premarket notification, or 510(k), clearance requirement or the requirement of compliance with certain provisions of the QSR. Devices are placed in Class III, which requires approval of a PMA application, if insufficient information exists to determine that the application of general controls or special controls are sufficient to provide reasonable assurance of safety and effectiveness, or they are life-sustaining, life-supporting or implantable devices, or the FDA deems these devices to be “not substantially equivalent” either to a previously 510(k) cleared device or to a “pre-amendment” Class III device in commercial distribution before May 28, 1976, for which PMA applications have not been required.  The FDA may classify SkinSpect™, EndoSpect™, OxySpect™ as Class III devices, requiring PMA approval.

A PMA application must be supported by valid scientific evidence, which typically requires extensive data, including technical, pre-clinical, clinical, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device.  A PMA application must include, among other things, a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling.  A PMA application also must be accompanied by a user fee, unless exempt.  For example, the FDA does not require the submission of a user fee for a small business’ first PMA.  After a PMA application is submitted and found to be sufficiently complete, the FDA begins an in-depth review of the submitted information.  During this review period, the FDA may request additional information, or clarification of information already provided.  Also during the review period, the FDA has informed us that an advisory panel of experts from outside the FDA will be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device.  In addition, the FDA generally will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures.

We intend to first seek premarket approval for the SkinSpect™ device.  Upon obtaining premarket approval from the FDA, we plan to commercially launch SkinSpect™ in the United States.

The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

•

SkinSpect™ may not be safe or effective to the FDA’s satisfaction;

•

the data from our pre-clinical studies and clinical trials may be insufficient to support approval;

•

the manufacturing process or facilities we use may not meet applicable requirements; and

•

changes in FDA approval policies or adoption of new regulations may require additional data.

If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter, or approvable letter, which usually contains a number of conditions which must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of the device for certain indications. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed while the trials are conducted and the data acquired is submitted in an amendment to the PMA. Even with additional trials, the FDA may not approve the PMA application. The PMA process can be expensive, uncertain and lengthy and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

New PMA applications or PMA supplements may be required for modifications to the manufacturing process, labeling and device specifications, materials or design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as an initial PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel.

Clinical trials are almost always required to support a PMA application, and are sometimes required for a 510(k) clearance.  These trials generally require submission of an application for an Investigational Device Exemption (“IDE”) to the FDA.  We are hopeful that we will not be required to file an IDE application for the SkinSpect™ clinical studies because FDA will consider the trials “Non-Significant Risk” (“NSR”) studies subject to abbreviated IDE regulations, which do not require formal IDE submission.  An IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound.  The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements.  Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent form are approved by appropriate institutional review boards (“IRBs”) at the clinical trial sites. The FDA’s approval of an IDE allows clinical testing to go forward, but does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and effectiveness, even if the trial meets its intended success criteria.  All clinical trials must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators.

As noted above, we are hopeful that the clinical studies of SkinSpect™ will be considered by the FDA as NSR studies. Consequently, we anticipate conducting the trials under the auspices of an abbreviated IDE.  Clinical trials must further comply with the FDA’s regulations for IRB approval and for informed consent.  Required records and reports are subject to inspection by the FDA.  The results of clinical testing may be unfavorable or, even if the intended safety and effectiveness success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product.  Although we believe our clinical trial will satisfy any protocol agreement we will negotiate with the FDA, they may ultimately be determined to be inadequate to support approval of a PMA application, or 510(k) clearance.

Although we believe our clinical trial will provide favorable data to support our PMA application, upon evaluation the FDA may conclude differently.  Delays in receipt of or failure to receive FDA approval, the withdrawal of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations. Even if granted, the approvals may include significant limitations on the intended use and indications for use for which our products may be marketed.

After a device is approved or cleared and placed in commercial distribution, numerous regulatory requirements apply. These include:

•

establishment registration and device listing;

•

QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures;

•

labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling;

•

medical device reporting regulations, which require that manufacturers report to the FDA if a device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

•

corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FD&C Act that may present a risk to health.

Also, the FDA may require us to conduct post market studies or order us to establish and maintain a system for tracking our products through the chain of distribution to the patient level.  The FDA enforces regulatory requirements by conducting periodic, unannounced inspections and market surveillance.  Inspections may include the manufacturing facilities of our subcontractors.  Thus, we must continue to spend time, money, and effort to maintain compliance.

Failure to comply with applicable regulatory requirements, including those applicable to the conduct of our clinical trials, can result in enforcement action by the FDA, which may lead to any of the following sanctions:

•

warning letters;

•

fines and civil penalties;

•

unanticipated expenditures;

•

delays in approving or refusal to approve our applications, including supplements;

•

withdrawal of FDA approval;

•

product recall or seizure;

•

interruption of production;

•

operating restrictions;

•

injunctions; and

•

criminal prosecution.

Our contract manufacturers, specification developers, and some suppliers of components are also required to manufacture our products in compliance with current Good Manufacturing Practices (“cGMP”) requirements set forth in the QSR.  The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and includes extensive requirements with respect to quality management and organization, device design, equipment, purchase and handling of components, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping.  The FDA enforces the QSR through periodic unannounced inspections that may include the manufacturing facilities of our subcontractors.  We expect that our subcontractors’ manufacturing facilities will be subject to domestic and international regulatory inspection and review.  If the FDA believes any of our contract manufacturers or regulated suppliers are not in compliance with these requirements, it can shut down the manufacturing operations of our contract manufacturers, require recall of our products, refuse to approve new marketing applications, institute legal proceedings to detain or seize products, enjoin future violations, or assess civil and criminal penalties against us or our officers or other employees.  Any such action by the FDA would have a material adverse effect on our business.  We cannot assure you that we will be able to comply with all applicable FDA regulations.

Non-FDA Government Regulation

The advertising of our SkinSpect™, EndoSpect™, and OxySpect™ products will be subject to both FDA and Federal Trade Commission regulations.  In addition, the sale and marketing of the SkinSpect™, EndoSpect™, and OxySpect™ products will be subject to a complex system of federal and state laws and regulations intended to deter, detect, and respond to fraud and abuse in the healthcare system.  These laws and regulations restrict and may prohibit pricing, discounting, commissions and other commercial practices that may be typical outside of the healthcare business.  In particular, anti-kickback and self-referral laws and regulations will limit our flexibility in crafting promotional programs and other financial arrangements in connection with the sale of our products and related services, especially with respect to physicians seeking reimbursement through Medicare or Medicaid.  These federal laws include, by way of example, the following:

•

the anti-kickback statute prohibits certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare, Medicaid and other federal healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other federal healthcare programs;

•

the physician self-referral prohibition, commonly referred to as the Stark Law, which prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services in which the physicians or their immediate family members have ownership interests or with which they have certain other financial arrangements;

•

the anti-inducement law, which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program;

•

the Civil False Claims Act, which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment by the federal government, including the Medicare and Medicaid programs; and

•

the Civil Monetary Penalties Law, which authorizes the US Department of Health and Human Services (“HHS”) to impose civil penalties administratively for fraudulent or abusive acts.

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs, or both.  These laws also impose an affirmative duty on those receiving Medicare or Medicaid funding to ensure that they do not employ or contract with persons excluded from the Medicare and other government programs.

Many states have adopted or are considering legislative proposals similar to the federal fraud and abuse laws, some of which extend beyond the Medicare and Medicaid programs to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of whether the service was reimbursed by Medicare or Medicaid.  Many states have also adopted or are considering legislative proposals to increase patient protections, such as limiting the use and disclosure of patient-specific health information.  These state laws typically impose criminal and civil penalties similar to the federal laws.

In the ordinary course of their business, medical device manufacturers and suppliers have been and are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations.  Recent federal and state legislation has greatly increased funding for investigations and enforcement actions, which have increased dramatically over the past several years.  This trend is expected to continue.  Private enforcement of healthcare fraud also has increased, due in large part to amendments to the Civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government.  These whistleblower suits by private persons, known as qui tam relaters, may be filed by almost anyone, including physicians and their employees and patients, our employees, and even competitors.  The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), in addition to its privacy provisions, created a series of new healthcare-related crimes.

Environmental Regulation

Our research and development and clinical processes involve the handling of potentially harmful biological materials as well as hazardous materials.  We and our investigators and vendors are subject to federal, state and local laws and regulations governing the use, handling, storage and disposal of hazardous and biological materials and we incur expenses relating to compliance with these laws and regulations.  If violations of environmental, health and safety laws occur, we could be held liable for damages, penalties and costs of remedial actions.  These expenses or this liability could have a significant negative impact on our financial condition.  We may violate environmental, health and safety laws in the future as a result of human error, equipment failure or other causes.  Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations.  We are subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups.  Changes to or restrictions on permitting requirements or processes, hazardous or biological material storage or handling might require an unplanned capital investment or relocation.  Failure to comply with new or existing laws or regulations could harm our business, financial condition and results of operations.

International Regulation

International sales of medical devices are subject to foreign government regulations, which may vary substantially from country to country from having no regulations to having a premarket notice or premarket acceptance.  The time required to obtain approval in a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ.  There is a trend towards harmonization of quality system standards among the European Union, U.S., Canada and certain other industrialized countries.

The European Union, which includes most of the major countries in Europe, has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third party assessment by a “Notified Body.” This third party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product. An assessment by a Notified Body of one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. As part of the CE compliance, manufacturers are required to comply with the ISO 9000 series of standards for quality operations (an international standard for quality management requirements maintained by the International Organization for Standardization (“ISO”)). Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. Outside of the European Union, regulatory approval needs to be sought on a country-by-country basis in order for us to market our products.

Product Liability and Insurance

Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse or malfunction of, or design flaws in, our products.  We may be subject to product liability claims if our

SkinSpect™, EndoSpect™, or OxySpect™ product causes, or merely appears to have caused, an injury.  Claims may be made by patients, healthcare providers or others involved with our SkinSpect™, EndoSpect™, and OxySpect™ products.  Each of our SkinSpect™, EndoSpect™, and OxySpect™ products will require FDA approval prior to commercialization in the U.S.  If the clinical studies of the SkinSpect™, EndoSpect™, or OxySpect™ products are considered by the FDA as NSR, the trials are conducted under the auspices of an abbreviated IDE.  This may reduce our domestic clinical trial liability insurance, to that required by our clinical sites.  We will place clinical trial liability insurance in certain European countries where required by statute or clinical site policy.  Although we intend to obtain general liability insurance that we believe will be adequate and anticipate obtaining adequate product liability insurance before commercialization of our SkinSpect™, EndoSpect™, and OxySpect™ products, this insurance is and will be subject to deductibles and coverage limitations.  Our anticipated product liability insurance may not be available to us in amounts and on acceptable terms, if at all, and, if available, the coverages may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business.

Employees

As of December 31, 2010, we had two full-time employees and four part-time employees.  If we are successful in executing our business strategy, we anticipate hiring new employees.  Currently, none of our employees is represented by a labor union and no employee is part of any collective bargaining agreement.  We believe that we have good relations with our employees.

Facilities

Since December 1, 2009 our corporate headquarters (including offices and a laboratory) are located at 250 North Robertson Boulevard, Suite 427, Beverly Hills California 90211. An officer and principal shareholder has provided us with an additional office, used since 2006, at 8591 Skyline Drive, Los Angeles California 90046.

Risk Factors

You should carefully consider the following risk factors, as well as the other information contained in this report. If any of the following risks actually occur, our business, financial condition and results of operations would suffer. In that case, the trading price of our common stock would likely decline.

Risks Relating to Our Business

We currently do not have, and may never develop, any commercialized products.

We are a development stage company and currently do not have any commercialized products or any significant source of revenue.  We have invested substantially all of our time and resources over the last two years in developing the SkinSpect™, EndoSpect™, and OxySpect™ devices.  Our SkinSpect™, EndoSpect™, and OxySpect™ products may require additional development and clinical evaluation and it will require regulatory approval, significant marketing efforts and substantial additional investment before it can provide us with any revenue.  While we believe the clinical results we will achieve with the SkinSpect™, EndoSpect™, and OxySpect™ devices will support submission of PMAs, commercialization of each of the SkinSpect™, EndoSpect™, or OxySpect™ products remains subject to certain significant risks. Our efforts may not lead to commercially successful products for a number of reasons, including:

•

we may not be able to obtain regulatory approvals for the SkinSpect™, EndoSpect™, or OxySpect™ products, or the approved indication may be narrower than we seek;

•

any of the SkinSpect™, EndoSpect™, or OxySpect™ products may not prove to be safe and effective in clinical trials to the FDA’s satisfaction;

•

physicians may not receive any reimbursement from third-party payers, or the level of reimbursement may be insufficient to support widespread adoption of the SkinSpect™, EndoSpect™, or OxySpect™ products;

•

we may experience delays in our continuing development program;

•

any products that are approved by regulators  may not be accepted in the marketplace by physicians or patients;

•

we may not have adequate financial or other resources to complete the continued development or to commence the commercialization of the SkinSpect™, EndoSpect™, or OxySpect™ products and we will not have adequate financial or other resources to achieve significant commercialization of the SkinSpect™, EndoSpect™, or OxySpect™ products;

•

we may not be able to manufacture our products in commercial quantities or at an acceptable cost; and

•

rapid technological change may make our technology and products obsolete.

If we are unable to obtain regulatory approval for or successfully commercialize the SkinSpect™, EndoSpect™, and OxySpect™ products, we will be unable to generate revenue.

We have not received, and may never receive, FDA approval to market any of the SkinSpect™, EndoSpect™, or OxySpect™ products.

We do not have the necessary regulatory approvals to market any of the SkinSpect™, EndoSpect™, or OxySpect™ products in the U.S. or in any foreign market.  We plan initially to launch the SkinSpect™ device, once approved, in the U.S. The regulatory approval process for each of the SkinSpect™, EndoSpect™, and OxySpect™ products in the U.S. involves, among other things, successfully completing clinical trials and obtaining PMA approval from the FDA.  The PMA process requires us to prove the safety and effectiveness of the SkinSpect™, EndoSpect™, and OxySpect™ products to the FDA’s satisfaction.  This process is expensive and uncertain, and requires detailed and comprehensive scientific and human clinical data. FDA review may take years after a PMA application is filed.  The FDA may never grant approval.  The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

•

any of  our SkinSpect™, EndoSpect™, or OxySpect™ products may not be safe or effective to the FDA’s satisfaction;

•

the data we may obtain from our pre-clinical studies and clinical trials may be insufficient to support approval;

•

the manufacturing process or facilities we use may not meet applicable requirements; and

•

changes in FDA approval policies or adoption of new regulations may require additional data.

While we believe that initial results for the SkinSpect™, EndoSpect™, and  OxySpect™ products will support a favorable PMA review, the FDA may not consider the data we will gather in clinical trials sufficient to support approval of a PMA  The FDA may determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or even years while the trials are conducted and the data acquired are submitted in an amendment to the PMA . The occurrence of unexpected findings in connection with any clinical trial may prevent or delay obtaining PMA approval, and may adversely affect coverage or reimbursement determinations.  If we are unable to complete our clinical trials necessary to successfully support our intended PMA applications, our ability to commercialize our SkinSpect™, EndoSpect™, and OxySpect™ products, and our business, financial condition, and results of operations would be materially adversely affected, thereby threatening our ability to continue operations. While we believe that our SkinSpect™ device will receive expedited review when submitted with the FDA, there is no assurances that the expedited review will shorten the SkinSpect™ FDA approval process.  The same would be true for the EndoSpect™ and OxySpect™ devices.

If any of our devices are approved by the FDA, they may be approved only for narrow indications.

Even if approved, the SkinSpect™, EndoSpect™, or OxySpect™ devices may not be approved for the indications that are necessary or desirable for successful commercialization.  In the case of the SkinSpect™ device, our preference is to obtain a broad indication for use in assisting in the diagnosis of almost all pigmented melanomas. Approximately ten percent of pigmented melanoma lesions are nodular, a type of melanoma that is often missed by dermatologists in early stages.  If nodular melanoma lesions are not sufficiently well-represented in the SkinSpect™ database, the classifier may not differentiate nodular melanomas from non-melanomas with sufficient sensitivity and specificity. If we restrict the indications for use of the SkinSpect™ device to exclude certain melanoma lesion types, in addition to the other restrictions, then the size of the market for the SkinSpect™ device and the rate of acceptance of the SkinSpect™ device by physicians may be adversely affected.

If we wish to modify any of the SkinSpect™, EndoSpect™, or OxySpect™ products after receiving FDA approval, including changes in indications or other modifications that could affect safety and effectiveness, additional approvals could be required from the FDA, we may be required to submit extensive pre-clinical and clinical data, depending on the nature of the changes.  Any request by the FDA for additional data, or any requirement by the FDA that we conduct additional clinical studies, could delay the commercialization of our devices and require us to make substantial additional research, development and other expenditures. We may not obtain the necessary regulatory approvals to market the SkinSpect™, EndoSpect™, or OxySpect™ products in the U.S. or anywhere else. Any delay in, or failure to receive or maintain, approval for our SkinSpect™, EndoSpect™, or OxySpect™ products could prevent us from generating revenue or achieving profitability, and our business, financial condition, and results of operations would be materially adversely affected.

Any of our devices may not be commercially viable if we fail to obtain an adequate level of reimbursement by Medicare and other third party payers.  The markets for our products may also be limited by the indications for which its use may be reimbursed.

The availability of medical insurance coverage and reimbursement for newly approved medical devices is uncertain.  In the U.S., physicians and other healthcare providers performing biopsies for suspicious skin lesions are generally reimbursed for all or part of the cost of the diagnosis and biopsy by Medicare, Medicaid, or other third-party payers.

The commercial success of our products in both domestic and international markets will significantly depend on whether third-party coverage and reimbursement are available for services involving our SkinSpect™, EndoSpect™, and OxySpect™ products.  Medicare, Medicaid, health maintenance organizations and other third-party payers are increasingly attempting to contain healthcare costs by limiting both the scope of coverage and the level of reimbursement of new medical devices, and as a result, they may not cover or provide adequate payment for the use of our devices.  In order to obtain satisfactory reimbursement arrangements, we may have to agree to a fee or sales price lower than the fee or sales price we might otherwise charge.  Even if Medicare and other third-party payers decide to cover procedures involving our product, we cannot be certain that the reimbursement levels will be adequate.  Accordingly, even if our SkinSpect™, EndoSpect™, or OxySpect™ products or future products we develop are approved for commercial sale, unless government and other third-party payers provide adequate coverage and reimbursement for our products, some physicians may be discouraged from using them, and our sales would suffer.

Medicare reimburses for medical devices in a variety of ways, depending on where and how the device is used. However, Medicare only provides reimbursement if the Centers for Medicare and Medicaid Services (“CMS”) determines that the device should be covered and that the use of the device is consistent with the coverage criteria. A coverage determination can be made at the local level by the Medicare administrative contractor (formerly called carriers and fiscal intermediaries), a private contractor that processes and pays claims on behalf of CMS for the geographic area where the services were rendered, or at the national level by CMS through a national coverage determination. There are new statutory provisions intended to facilitate coverage determinations for new technologies, but it is unclear how these new provisions will be implemented. Coverage presupposes that the device has been cleared or approved by the FDA and further, that the coverage will be no broader than the approved intended uses of the device as approved or cleared by the FDA, but coverage can be narrower. A coverage determination may be so limited that relatively few patients will qualify for a covered use of the device. Should a very narrow coverage determination be made for our SkinSpect™, EndoSpect™, or OxySpect™ products, it may undermine the commercial viability of our SkinSpect™, EndoSpect™, or OxySpect™ products.

Obtaining a coverage determination, whether local or national, is a time-consuming, expensive and highly uncertain proposition, especially for a new technology, and inconsistent local determinations are possible. On average, according to an industry report, Medicare coverage determinations for medical devices lag 15 months to five years or more behind FDA approval for that device. The Medicare statutory framework is also subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare. Medicaid coverage determinations and reimbursement levels are determined on a state by state basis, because Medicaid, unlike Medicare, is administered by the states under a state plan filed with the Secretary of the U.S. Department of Health and Human Services (“HHS”). Medicaid generally reimburses at lower levels than Medicare. Moreover, Medicaid programs and private insurers are frequently influenced by Medicare coverage determinations.

The FDA may require additional clinical trials and any adverse results in such clinical trials, or difficulties in conducting such clinical trials, could have a material adverse effect on our business.

While we are undertaking the clinical trials we believe to be compliant with FDA regulations, for the SkinSpect™ PMA (and later our other products), upon evaluation of the PMA application, the FDA may require us to conduct additional clinical studies.  The occurrence of unexpected findings in connection with any initial or subsequent clinical trial required by the FDA may prevent or delay obtaining PMA approval.  In addition subsequent clinical studies would require the expenditure of additional company resources and could be a long and expensive process subject to unexpected delays. Any adverse results in such clinical trials, or difficulties in conducting such clinical trials, could have a material adverse effect on our business.

We have incurred losses for a number of years, and anticipate that we will incur continued losses for the foreseeable future.

We began operations in September 2006.  We have financed our operations primarily through founder loans and contributions and the sale of our debt and equity securities.  We have devoted substantially all of our resources to research and development relating to our SkinSpect™, EndoSpect™, or OxySpect™ devices.  As of December 31, 2010, we had an accumulated deficit of $1,076,615.  Our research and development expenses will increase substantially in connection with our clinical trials and other development activities related to our SkinSpect™, EndoSpect™, or OxySpect™ devices.  If we receive PMA approval for the SkinSpect™ product from the FDA, we expect to incur significant sales, marketing expenses and manufacturing expenses which will require additional funding. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

We expect to operate in a highly competitive market, we may face competition from large, well-established medical device manufacturers with significant resources, and we may not be able to compete effectively.

We do not know of any product possessing the diagnostic assistance capabilities of our SkinSpect™, EndoSpect™, or OxySpect™ products. We believe that optical imaging products designed to enhance the visualization and analysis of potential melanomas have been approved or are under development by: Electro-Opitcal Sciences, Inc.,Welch Allyn, Inc.; Heine Optotechnik; 3Gen, LLC; Derma Medical Systems, Inc.; Medical High Technologies S.p.A.; ZN Vision Technologies AG; Polartechnics, Ltd.; Astron Clinica, Ltd.; EOS, Biomips Engineering and SciBase AB. The broader market for precision optical imaging devices used for medical diagnosis is intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants.  If our products are approved for marketing, we will potentially be subject to competition from major optical imaging companies, such as: Raytheon Corporation, General Electric Co.; Siemens AG; Bayer AG; Eastman Kodak Company; Welch Allyn, Inc.; Olympus Corporation; Carl Zeiss AG Deutschland; and others, each of which manufactures and markets precision optical imaging products for the medical market, and could decide to develop or acquire a product to compete with our SkinSpect™, EndoSpect™, or OxySpect™ products. These companies enjoy numerous competitive advantages, including:

•

significantly greater name recognition;

•

established relations with healthcare professionals, customers and third-party payers;

•

established distribution networks;

•

additional lines of products, and the ability to offer rebates, higher discounts or incentives to gain a competitive advantage;

•

greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products, and marketing approved products; and

•

greater financial and human resources for product development, sales and marketing, and patent litigation.

As a result, we may not be able to compete effectively against these companies or their products.

Technological breakthroughs in the diagnosis or treatment of melanoma could render our products obsolete.

The precision optical imaging field is subject to rapid technological change and product innovation. Our products are based on our proprietary technology, but a number of companies and medical researchers are pursuing new technologies. Companies in the medical device industry with significantly greater financial, technical, research, marketing, sales and distribution and other resources have expertise and interest in the exploitation of computer-aided diagnosis, medical imaging, and other technologies our SkinSpect™, EndoSpect™, and OxySpect™ devices utilize. Some of these companies are working on potentially competing products or therapies, including confocal microscopy (a type of scanning microscopy for 3-dimensional specimens, which produces blur-free images at various depths), various forms of spectroscopy (a study of the way molecules absorb and emit light), other imaging modalities, including molecular imaging in which tagged antibodies search for cancer cell antigens, and molecular and genetic screening tests.  Molecular-based approaches are being investigated; Dermtech is exploring Messenger RNA analysis of surface cells, for example.

Several additional approaches to detecting Melanoma have been identified.  Balter Medical (Norway) uses ‘Optical Transfer Diagnosis’ to identify Melanomas.  The technology measures how much light is absorbed in healthy versus diseased tissue to determine whether cancer is present. Raytheon Corporation, partnered with Arizona Cancer Center, utilizes satellite-based remote imaging technology in detecting skin changes that could indicate the presence of cancer.  Vanderbilt University has introduced technology called “Confocal Raman Micro-Spectroscopy.”  The technology uses a reflective laser to produce a molecular fingerprint of the underlying tissue to indicate the presence or absence of disease.

In addition, the National Institutes of Health and other supporters of cancer research are presumptively seeking ways to improve the diagnosis or treatment of melanoma by sponsoring corporate and academic research.  There can be no assurance that one or more of these companies will not succeed in developing or marketing technologies and products or services that demonstrate better safety or effectiveness, superior clinical results, greater ease of use or lower cost than our devices, or that such competitors will not succeed in obtaining regulatory approval for introducing or commercializing any such products or services prior to us.

FDA approval of a commercially viable alternative to our products produced by a competitor could significantly reduce market acceptance of our products. Any of the above competitive developments could have a material adverse effect on our business, financial condition, and results of operations.  There is no assurance that products, services, or technologies introduced prior to or subsequent to the commercialization of our products will not render our products less marketable or obsolete.

For initial or additional clinical trials required for our products by the FDA or with respect to clinical trials relating to the development of our core technology for other applications, we depend on clinical investigators and clinical sites and other third parties to manage the trials and to perform related data collection and analysis, and, as a result, we may face costs and delays that are outside of our control.

With respect to any additional clinical studies for our products which are required by the FDA or with respect to clinical trials relating to the development of our core technology for other applications, we rely on clinical investigators and clinical sites, some of which are private practices, and some of which are research university- or government-affiliated, to enroll patients in our clinical trials.  We rely on: pathologists and pathology laboratories; a contract research organization to assist in monitoring, collection of data, and ensuring FDA Good Clinical Practices (“GCP”) are observed at our sites; a consultant biostatistician; and other third parties to manage the trial and to perform related data collection and analysis.

However, we may not be able to control the amount and timing of resources that clinical sites and other third parties may devote to our clinical trials.  If these clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials, or if the clinical sites fail to comply adequately with the clinical protocols, we will be unable to complete these trials, which could prevent us from obtaining regulatory approvals for our SkinSpect™, EndoSpect™, or OxySpect™ products or other products developed from our core technology.  Our agreements with clinical investigators and clinical sites for clinical testing place substantial responsibilities on these parties and, if these parties fail to perform as expected, our trials could be delayed or terminated.

If these clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain are compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for, or successfully commercialize, our SkinSpect™, EndoSpect™, or OxySpect™ products or other products developed from our core technology.

In addition to the foregoing, any initial or additional clinical studies for any of our SkinSpect™, EndoSpect™, or OxySpect™ products which are required by the FDA and any clinical trials relating to the development of our core technology for other applications may be delayed or halted, or be inadequate to support PMA approval , for numerous other reasons, including, but not limited to, the following:

•

the FDA, an Institutional Review Board (“IRB”) or other regulatory authorities place our clinical trial on hold;

•

patients do not enroll in clinical trials at the rate we expect;

•

patient follow-up is not at the rate we expect;

•

IRBs and third-party clinical investigators delay or reject our trial protocol;

•

third-party organizations do not perform data collection and analysis in a timely or accurate manner;

•

regulatory inspections of our clinical trials or manufacturing facilities, among other things, require us to undertake corrective action or suspend or terminate our clinical trials, or invalidate our clinical trials;

•

changes in governmental regulations or administrative actions; and

•

the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or effectiveness.

If our products are approved for reimbursement, we anticipate experiencing significant pressures on pricing.

Even if Medicare covers a device for certain uses, that does not mean that the level of reimbursement will be sufficient for commercial success.  We expect to experience pricing pressures in connection with the commercialization of our SkinSpect™, EndoSpect™, and OxySpect™ products and our future products due to efforts by private and government-funded payers to reduce or limit the growth of healthcare costs, the increasing influence of health maintenance organizations, and additional legislative proposals to reduce or limit increases in public funding for healthcare services. Private payers, including managed care payers, increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. Efforts to impose greater discounts and more stringent cost controls upon healthcare providers by private and public payers are expected to continue. Payers frequently review their coverage policies for existing and new diagnostic tools and can, sometimes without advance notice, deny or change their coverage policies. Significant limits on the scope of services covered or on reimbursement rates and fees on those services that are covered could have a material adverse effect on our ability to commercialize our SkinSpect™, EndoSpect™, and OxySpect™ products and therefore, on our liquidity and our business, financial condition, and results of operations.

In some foreign markets, which we may seek to enter in the future, pricing and profitability of medical devices are subject to government control. In the U.S., we expect that there will continue to be federal and state proposals for similar controls.  Also, the trends toward managed healthcare in the U.S. and proposed legislation intended to control the cost of publicly funded healthcare programs could significantly influence the purchase of healthcare services and products, and may force us to reduce prices for our SkinSpect™, EndoSpect™, or OxySpect™ products or result in the exclusion of our SkinSpect™, EndoSpect™, or OxySpect™ products from reimbursement programs.

Our products may never achieve market acceptance even if we obtain regulatory approvals.

Even if we obtain regulatory approval, patients with suspicious lesions and physicians evaluating suspicious lesions may not endorse SkinSpect™ and we may encounter similar resistance relating to our other products.  Physicians tend to be slow to change their diagnostic and medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third party reimbursement.  Physicians may not utilize any of our products until there is long-term clinical evidence to convince them to alter their existing methods of diagnosing or evaluating suspicious lesions or other conditions addressed by our products and there are recommendations from prominent physicians that our products are effective.  We cannot predict the speed at which physicians may adopt the use of any of our our SkinSpect™, EndoSpect™, or OxySpect™ products.  If our products receive the appropriate regulatory approvals but do not achieve an adequate level of acceptance by patients, physicians and healthcare payers, we may not generate significant product revenue and we may not become profitable.  The degree of market acceptance of our products will depend on a number of factors, including:

•

perceived effectiveness of our SkinSpect™, EndoSpect™, or OxySpect™ products;

•

convenience of use;

•

cost of use of our SkinSpect™, EndoSpect™, or OxySpect™ products;

•

availability and adequacy of third-party coverage or reimbursement;

•

approved indications and product labeling;

•

publicity concerning our SkinSpect™, EndoSpect™, or OxySpect™ products or competitive products;

•

potential advantages over alternative diagnostic methodologies;

•

introduction and acceptance of competing products or technologies; and

•

extent and success of our sales, marketing and distribution efforts.

The success of our SkinSpect™ product will depend upon the acceptance by dermatologists and other physicians who perform skin examinations and treat skin disorders, including industry opinion leaders, that the diagnostic information provided by the SkinSpect™ device is medically useful and reliable.  The success of our EndoSpect™ and OxySpect™ products will be similarly dependent in their fields.

We will be subject to intense scrutiny before physicians will be comfortable incorporating our SkinSpect™, EndoSpect™, and OxySpect™ products in their diagnostic approaches.  We believe that recommendations by respected physicians will be essential for the development and successful marketing of our products; however, there can be no assurance that any such recommendations will be obtained.  To date, the medical community has had little exposure to us and our SkinSpect™ product.  We have similar limited exposure to our EndoSpect™ and OxySpect™ devices.

Because the medical community is often skeptical of new companies and new technologies, we may be unable to gain access to potential customers in order to demonstrate the operational effectiveness of our SkinSpect™, EndoSpect™, and OxySpect™ products.  Even if we gain access to potential customers, no assurance can be given that members of the dermatological, or later the general practice, medical community will perceive a need for or accept our SkinSpect™, EndoSpect™, or OxySpect™ products.  In particular, given the potentially fatal consequences of failing to detect melanoma at the early, curable stages, practitioners may remain reluctant to rely upon the SkinSpect™ device, even after we receive approval from the FDA for marketing the product.

The same hesitation may affect our EndoSpect™ and OxySpect™ products.  Any of the foregoing factors, or other currently unforeseen factors, could limit or detract from market acceptance of our SkinSpect™, EndoSpect™, or OxySpect™ products. Insufficient market acceptance of any of our SkinSpect™, EndoSpect™, or OxySpect™ products would have a material adverse effect on our business, financial condition and results of operations.

We will be unable to complete the development and commence commercialization of our SkinSpect™, EndoSpect™, or OxySpect™ products or other products without additional funding and we will not be able to achieve significant commercialization without additional funding.

Pursuant to our recent private placement of convertible notes, we raised $850,000 ($787,425 net of expenses).  Our operations have consumed substantial amounts of cash during our pre-development and development stage to date.  We currently believe that our available cash and cash equivalents will be sufficient to fund our anticipated levels of operations through the first quarter of 2011.  However, our business or operations may change in a manner that would consume available resources more rapidly than we anticipate.  We expect to continue to spend substantial amounts on research and development.  We will need additional funds to fully develop and then commercialize our products, including our clinical trials, PMA submissions, initial manufacturing, development of a direct sales force, and future expansion of manufacturing capacity.  We expect that our cash used by operations will increase significantly in each of the next several quarters, and we will need additional funds to complete the development of each of our products including our initial product, SkinSpect™, and commence commercialization, and achieve significant commercialization of any of these products.  Any additional equity financing may be dilutive to stockholders, or may require us to grant a lender a security interest in our assets.  The amount of funding we will need will depend on many factors, including:

•

the schedule, costs, and results of clinical trials;

•

the success of our research and development efforts;

•

the costs and timing of regulatory approval;

•

reimbursement amounts for the use of our products that we are able to obtain from Medicare and third-party payers, or the amount of direct payments we are able to obtain from patients and/or physicians utilizing our products;

•

the cost of commercialization activities, including products, product marketing and building a domestic direct sales force;

•

the emergence of competing or complementary technological developments;

•

the costs of filing, prosecuting, defending and enforcing any patent claims and other rights, including litigation costs and the results of such litigation;

•

the costs involved in defending any patent infringement actions brought against us by third parties; and

•

our ability to establish and maintain any collaborative, licensing or other arrangements, and the terms and timing of any such arrangements.

Additional financing may not be available to us when we need it, or it may not be available on favorable terms.

If we are unable to obtain adequate financing on a timely basis, we may be required to significantly curtail or cease one or more of our development and marketing programs.  We could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own.  We also may have to reduce marketing, customer support and other resources devoted to our products.  If we raise additional funds by issuing equity securities, our then-existing stockholders will experience ownership dilution, could experience declines in our share price and the terms of any new equity securities may have preferences over our common stock.

If we are unable to establish sales, marketing and distribution capabilities or enter into and maintain arrangements with third parties to sell, market and distribute our products, our business may be harmed.

We do not have a sales organization, and have no experience as a company in the marketing and distribution of devices such as our SkinSpect™, EndoSpect™, and OxySpect™ products.  To achieve commercial success for any of our SkinSpect™, EndoSpect™, or OxySpect™ products, we must develop a sales and marketing force and enter into arrangements with others to market and sell our products. Following product approval, we currently plan to establish a small direct sales force to regionally market our products in the U.S., focused on introducing first the SkinSpect™ product at high-volume dermatologists’ offices and training their staff in its use, but we have not made any final determinations regarding the use of a particular marketing channel.

We anticipate that we will need additional funds in order to fully implement this marketing plan. In addition to being expensive, developing such a sales force is time consuming and could delay or limit the success of any product launch. We may not be able to develop this capacity on a timely basis or at all. Qualified direct sales personnel with experience in the medical device market are in high demand, and there is no assurance that we will be able to hire or retain an effective direct sales team. Similarly, qualified, independent medical device representatives both within and outside the U.S. are in high demand, and we may not be able to build an effective network for the distribution of our product through such representatives. We have no assurance that we will be able to enter into contracts with representatives on terms acceptable or reasonable to us. Similarly, there is no assurance that we will be able to build an alternate distribution framework, should we attempt to do so.

We will need to contract with third parties in order to sell and install our products in larger markets, including non-specialist dermatologists and primary care physicians.  To the extent that we enter into arrangements with third parties to perform marketing and distribution services in the U.S., our product revenue could be lower and our costs higher than if we directly marketed our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we do not know whether these efforts will be successful. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we will not be able to generate product revenue, and may not become profitable.

We have limited manufacturing capabilities and manufacturing personnel, and if our manufacturing capabilities are insufficient to produce an adequate supply of our products, our growth could be limited and our business could be harmed.

We have no experience in manufacturing medical devices for commercial distribution. We currently have limited resources, facilities and experience to commercially manufacture initially the SkinSpect™ product.  In order to produce the devices in the quantities we anticipate to meet market demand, we will need to increase our third-party manufacturing capacity. There are technical challenges to increasing manufacturing capacity, including equipment design and automation, material procurement, problems with production yields, and quality control and assurance. Developing commercial-scale manufacturing facilities that meet FDA requirements would require the investment of substantial additional funds and the hiring and retaining of additional management and technical personnel who have the necessary manufacturing experience.

We expect to outsource any material production to contract manufacturers. Any difficulties in the ability of third-party manufacturers to supply devices of the quality, at the times, and in the quantities we need, could have a material adverse effect on our business, financial condition, and results of operations. Similarly, when we enter into contracts for the third-party manufacture of our devices, any revenue received will depend on the skills and efforts of others, and we do not know whether these efforts will be successful. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving product yields, controlling and anticipating product costs, quality control and assurance, component supply, and shortages of qualified personnel. We cannot provide any assurance that the third-party contract manufacturers with whom we develop relationships will have or sustain the ability to produce the quantities of our products needed for development or commercial sales, or will be willing to do so at prices that allow our products to compete successfully in the market.

Assuming that the SkinSpect™ device receives regulatory approval, if we are unable to manufacture or obtain a sufficient supply of product, maintain control over expenses, or otherwise adapt to anticipated growth, or if we underestimate growth, we may not have the capability to satisfy market demand, and our business will suffer. Additionally, if the SkinSpect™ device receives regulatory approval and we then need to make manufacturing changes, we may need to obtain additional approval for these changes.

Each of the SkinSpect™, EndoSpect™, and OxySpect™ products is complex and may contain undetected design defects and errors when first introduced, or errors that may be introduced when enhancements are released. Such defects and errors may occur despite our testing, and may not be discovered until after our devices have been shipped to and used by our customers. The existence of these defects and errors could result in costly repairs, returns of devices, diversion of development resources and damage to our reputation in the marketplace. Any of these conditions could have a material adverse impact on our business, financial condition and results of operations. In addition, when we contract with third-party manufacturers for the production of our products, these manufacturers may inadvertently produce devices that vary from devices we have produced in unpredictable ways that cause adverse consequences.

Our manufacturing operations will be dependent upon third-party suppliers, making us vulnerable to supply problems and price fluctuations, which could harm our business. We anticipate contracting for final device assembly and integration, but no contract for such services on a commercial basis has yet been procured.

Our manufacturing efforts are anticipated to rely on several vendors for critical materials.  There can be no assurance that these third parties will meet their obligations. These suppliers may also be sole-source suppliers and our contract manufacturers may also rely on sole-source suppliers to manufacture some of the components used in our products. Our manufacturers and suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to procure their raw material on time, failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

•

suppliers may make errors in manufacturing components that could negatively impact the effectiveness or safety of our products, or cause delays in shipment of our products;

•

we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms;

•

we may have difficulty locating and qualifying alternative suppliers for our sole-source suppliers;

•

switching components may require product redesign and submission to the FDA of a PMA supplement or possibly a separate PMA, either of which could significantly delay production;

•

our suppliers manufacture products for a range of customers, and fluctuations in demand for the products these suppliers manufacture for others may affect their ability to deliver components to us in a timely manner; and

•

our suppliers may encounter financial hardships unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet our requirements.

Any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders.

We intend to enter into a contract for commercial production of our devices once commercial specifications for the devices have been finalized, but we may not be able to enter such an agreement on mutually acceptable terms.  Failure to enter into such an agreement would require us to expand our own manufacturing facilities or obtain such services elsewhere.  Our planned reliance upon an outside provider for assembly and production services subjects us to the risk of adverse consequences from delays and defects caused by the failure of such outside supplier to meet its contractual obligations.  The failure by us or our supplier to produce a sufficient number of devices that can operate according to our specifications could delay the commercial sale of our SkinSpect™, EndoSpect™, or OxySpect™ products, and would adversely affect both our ability to successfully commercialize any such product and our business, financial condition and results of operations.

We will not be able to sell our products unless and until its design is verified and validated in accordance with current good manufacturing practices as set forth in the U.S. medical device Quality System Regulation.

We have not yet successfully completed all the steps necessary to verify and validate the design of the SkinSpect™ system that are required to be performed prior to commercialization. If we are delayed or unable to complete verification and validation successfully, we will not be able to sell the SkinSpect™ product, and we will not be able to meet our plans for the commercialization of the SkinSpect™ product.  Later discovery of previously unknown problems with the SkinSpect™ device, including manufacturing problems, or failure to comply with regulatory requirements such as the FDA QSR, may result in restrictions on the SkinSpect™ product or its manufacturing processes, withdrawal of the SkinSpect™ product  from the market, patient or physician notification, voluntary or mandatory recalls, fines, withdrawal of regulatory approvals, refusal to approve pending applications or supplements to approved applications, refusal to permit the import or export of our products, product seizures, injunctions or the imposition of civil or criminal penalties. Should any of these enforcement actions occur, our business, financial condition and results of operations could be materially and adversely affected.

Assuming that the SkinSpect™ device is approved by regulatory authorities, if we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with the SkinSpect™, EndoSpect™, OxySpect™ products, it could be subject to restrictions or withdrawal from the market.

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continuous review and periodic inspections by the FDA and other regulatory bodies. In particular, we and our suppliers are required to comply with the QSR and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, promotion, distribution, and shipping of the SkinSpect™, EndoSpect™, or OxySpect™ products, and with record keeping practices.

We also will be subject to ongoing FDA requirements, including required submissions of safety and other post-market information and reports and registration and listing requirements. To the extent that we contract with third parties to manufacture some of our products, our manufacturers will be required to adhere to cGMP requirements enforced by the FDA as part of QSR, or similar regulations required by regulatory agencies in other countries. The manufacturing facilities of our contract manufacturers must be inspected or must have been inspected, and must be in full compliance with cGMP requirements before approval for marketing. The FDA enforces the QSR and other regulatory requirements through unannounced inspections. We have not yet been inspected by the FDA for any of the SkinSpect™, EndoSpect™, or OxySpect™ devices and will have to complete such an inspection successfully before we ship any commercial devices.

We expect to have to retain a full-time director of quality assurance and regulatory affairs to address regulatory affairs and compliance, inspectional findings, design development, and commercial manufacturing.  If we are not successful in convincing the FDA that we are capable of addressing any concerns it might have relative to our devices, or in our efforts to address any deficiencies that might develop, we could be subject to additional FDA action of a type described below, which could negatively affect our ability to commercialize our products.  There can be no assurance that the future interpretations of legal requirements made by the FDA or other regulatory bodies with possible retroactive effect, or the adoption of new requirements or policies, will not adversely affect us. We may be slow to adapt, or may not be able to adapt, to these changes or new requirements.  Failure by us or one of our suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies, or failure to take adequate response to any observations, could result in, among other things, any of the following actions:

•   warning letters;

•   fines and civil penalties;

•   unanticipated expenditures;

•   delays in approving or refusal to approve our medical devices;

•   withdrawal of approval by the FDA or other regulatory bodies;

•   product recall or seizure;

•   interruption of production;

•   operating restrictions;

•   injunctions; and

•   criminal prosecution.

If any of these actions were to occur, it would harm our reputation and cause our product sales and profitability to suffer.

We are involved in a heavily regulated sector, and our ability to remain viable will depend on favorable government decisions at various points by various agencies.

From time to time, legislation is introduced in the U.S. Congress that could significantly change the statutory provisions governing the approval, manufacture and marketing of a medical device. Additionally, healthcare is heavily regulated by the federal government, and by state and local governments. The federal laws and regulations affecting healthcare change constantly, thereby increasing the uncertainty and risk associated with any healthcare related venture, including our business and our products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance, or interpretations changed, and what the impact of such changes, if any, may be.

The federal government regulates healthcare through various agencies, including but not limited to the following: (i) the FDA, which administers the Food, Drug, and Cosmetic Act, as well as other relevant laws; (ii) CMS, which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General (“OIG”) which enforces various laws aimed at curtailing fraudulent or abusive practices, including by way of example, the Anti-Kickback Law, the Anti-Physician Referral Law, commonly referred to as Stark, the Anti-Inducement Law, the Civil Money Penalty Law, and the laws that authorize the OIG to exclude healthcare providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights, which administers the privacy aspects of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). All of the aforementioned are agencies within HHS. Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TriCare program, the Public Health Service within HHS under the Public Health Service Act, the Department of Justice through the Federal False Claims Act and various criminal statutes, and state governments under Medicaid and other state sponsored or funded programs and their internal laws regulating all healthcare activities.

In addition to regulation by the FDA as a medical device manufacturer, we are subject to general healthcare industry regulations. The healthcare industry is subject to extensive federal, state and local laws and regulations relating to:

•

billing for services;

•

quality of medical equipment and services;

•

confidentiality, maintenance and security issues associated with medical records and individually identifiable health information;

•

false claims; and

•

labeling products.

These laws and regulations are extremely complex and, in some cases, still evolving. In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations. If our operations are found to be in violation of any of the federal, state or local laws and regulations that govern our activities, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines or curtailment of our operations. The risk of being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s time and attention from the operation of our business.

We must comply with complex statutes prohibiting fraud and abuse, and both we and the physicians utilizing our products could be subject to significant penalties for noncompliance.

There are extensive federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry that can result in significant criminal and civil penalties. These federal laws include: the anti-kickback statute which prohibits certain business practices and relationships, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other federal healthcare programs; the physician self-referral prohibition, commonly referred to as the Stark Law; the anti-inducement law, which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program; the Civil False Claims Act, which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment by the federal government, including the Medicare and Medicaid programs and; the Civil Monetary Penalties Law, which authorizes HHS to impose civil penalties administratively for fraudulent or abusive acts.

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs, or both. As federal and state budget pressures continue, federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to root out waste and to control fraud and abuse in governmental healthcare programs. Private enforcement of healthcare fraud has also increased, due in large part to amendments to the Civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government.

A violation of any of these federal and state fraud and abuse laws and regulations could have a material adverse effect on our liquidity and financial condition. An investigation into the use of our SkinSpect™, EndoSpect™, or OxySpect™ products by physicians may dissuade physicians from either purchasing or using our SkinSpect™, EndoSpect™, or OxySpect™ products and could have a material adverse effect on our ability to commercialize any of our SkinSpect™, EndoSpect™, or OxySpect™ products.

The application of the privacy provisions of HIPAA is uncertain.

HIPAA, among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure. HIPAA directly regulates “covered entities” (insurers, clearinghouses, and most healthcare providers) and indirectly regulates “business associates” with respect to the privacy of patients’ medical information. Certain entities that receive and process protected health information are required to adopt certain procedures to safeguard the security of that information.

It is uncertain whether we would be deemed to be a covered entity under HIPAA, and it is unlikely that based on our current business model, we would be a business associate. Nevertheless, we will likely be contractually required to physically safeguard the integrity and security of the patient information that we or our physician customers receive, store, create or transmit. If we fail to adhere to our contractual commitments, then our physician customers may be subject to civil monetary penalties, and this could adversely affect our ability to market our SkinSpect™, EndoSpect™, or OxySpect™ products. We also may be liable under state laws governing the privacy of health information.

We may become subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from shipping affected products, require us to obtain licenses from third parties or to develop non-infringing alternatives, and subject us to substantial monetary damages and injunctive relief. Our patents may also be subject to challenge on validity grounds, and our patent applications may be rejected.

Third parties could, in the future, assert infringement or misappropriation claims against us with respect to our current or future products. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of such third parties. Our potential competitors may assert that some aspect of the intellectual property utilized in our products infringes their patents. Because patent applications may take years to issue, there also may be applications now pending of which we are unaware that may later result in issued patents on which our owned or licensed intellectual property infringes. There also may be existing patents of which we are unaware that one or more components of our products’ systems may inadvertently infringe.

Any infringement or misappropriation claim could cause us to incur significant costs, could place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. If the relevant patents were upheld as valid and enforceable and we were found to infringe, we could be prohibited from selling our product that is found to infringe unless we could obtain licenses to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain a license on terms acceptable to us, if at all, and we may not be able to redesign our SkinSpect™, EndoSpect™, or OxySpect™ products to avoid infringement. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition and operating results. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and our customers from making, using, selling, offering to sell or importing our products, and/or could enter an order mandating that we undertake certain remedial activities. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.

We also may rely on our patents, patent applications and other intellectual property rights to give us a competitive advantage. Whether a patent is valid, or whether a patent application should be granted, is a complex matter of science and law, and therefore we cannot be certain that, if challenged, our patents, patent applications and/or other intellectual property rights would be upheld. If one or more of those patents, patent applications and other intellectual property rights are invalidated, rejected or found unenforceable, that could reduce or eliminate any competitive advantage we might otherwise have had.

New product development in the medical device industry is both costly and labor intensive with very low success rates for successful commercialization; if we cannot successfully develop or obtain future products, our growth would be delayed.

Our long-term success is dependent, in large part, on the design, development and commercialization of our SkinSpect™, EndoSpect™, and OxySpect™ products and other new products and services in the medical device industry. The product development process is time-consuming, unpredictable and costly. There can be no assurance that we will be able to develop or acquire new products, successfully complete clinical trials, obtain the necessary regulatory clearances or approvals required from the FDA on a timely basis, or at all, manufacture our potential products in compliance with regulatory requirements or in commercial volumes, or that our SkinSpect™, EndoSpect™, or OxySpect™ products or other potential products will achieve market acceptance.

In addition, changes in regulatory policy for product approval during the period of product development, and regulatory agency review of each submitted new application, may cause delays or rejections. It may be necessary for us to enter into licensing arrangements in order to market effectively any new products or new indications for existing products. There can be no assurance that we will be successful in entering into such licensing arrangements on terms favorable to us or at all. Failure to develop, obtain necessary regulatory clearances or approvals for, or successfully market potential new products could have a material adverse effect on our business, financial condition and results of operations.

We face the risk of product liability claims and may not be able to obtain or maintain adequate insurance.

Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices, including those that may arise from the misuse or malfunction of, or design flaws in, our products. We may be subject to product liability claims if any of our products causes, or merely appears to have caused, an injury or if a patient alleges that any of our products failed to provide appropriate diagnostic information on a lesion where melanoma was subsequently found to be present. Claims may be made by patients, healthcare providers or others involved with our SkinSpect™, EndoSpect™, or OxySpect™ products.

Each of our products will require PMA approval prior to commercialization in the U.S. The clinical studies of our devices may be considered by the FDA as “Non-Significant Risk.”  Consequently, the trials may be conducted under the auspices of an abbreviated Investigational Device Exemption.  We therefore may only maintain limited domestic clinical trial liability insurance, as may be required by clinical sites.

We intend to obtain clinical trial liability insurance in certain European countries where required by statute or clinical site policy. Although we intend to obtain general liability insurance that we believe will be appropriate, and anticipate obtaining adequate product liability insurance before commercialization of any of our SkinSpect™, EndoSpect™, or OxySpect™ products, this insurance is and will be subject to deductibles and coverage limitations.

Our anticipated product liability insurance may not be available to us in amounts and on acceptable terms, if at all, and if available, the coverages may not be adequate to protect us against any future product liability claims.  If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage, or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could result in significant costs and significant harm to our business.

We may be subject to claims against us even if the apparent injury is due to the actions of others. For example, we rely on the expertise of physicians, nurses and other associated medical personnel to operate our devices.  If these medical personnel are not properly trained or are negligent, we may be subjected to liability. These liabilities could prevent or interfere with our product commercialization efforts.  Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit, clinical trial volunteers, or result in reduced acceptance of any of our devices in the market.

Insurance and surety companies have reassessed many aspects of their business and, as a result, may take actions that could negatively affect our business.  These actions could include increasing insurance premiums, requiring higher self-insured retentions and deductibles, reducing limits, restricting coverages, imposing exclusions, and refusing to underwrite certain risks and classes of business.  Any of these actions may adversely affect our ability to obtain appropriate insurance coverage at reasonable costs, which could have a material adverse effect on our business, financial condition and results of operations.

We will be obligated to comply with Federal Communications Commission regulations for radio transmissions used by our products.

Versions of our products may rely on radio transmissions from the imaging device to a base station. Applicable requirements will restrict us to a particular band of frequencies allocated to low power radio service for transmitting data in support of specific diagnostic or therapeutic functions. Failure to comply with all applicable restrictions on the use of such frequencies, or unforeseeable difficulties with the use of such frequencies, could impede our ability to commercialize our products.

All of our operations are conducted at a single location.  Any disruption at our facility could increase our expenses.

All of our operations are conducted at two adjacent buildings in Los Angeles, California.  We take precautions to safeguard our facility, including insurance, health and safety protocols, contracted off-site engineering services, and storage of computer data.  However, a natural disaster, such as a fire, flood or earthquake, could cause substantial delays in our operations, damage or cause us to incur additional expenses.  The insurance we maintain against fires, floods, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.

We may be liable for contamination or other harm caused by materials that we handle, and changes in environmental regulations could cause us to incur additional expense.

Our manufacturing, research and development and clinical processes do not generally involve the handling of potentially harmful biological materials or hazardous materials, but they may occasionally do so. We are subject to federal, state and local laws and regulations governing the use, handling, storage and disposal of hazardous and biological materials. If violations of environmental, health and safety laws occur, we could be held liable for damages, penalties and costs of remedial actions. These expenses or this liability could have a significant negative impact on our business, financial condition and results of operations. We may violate environmental, health and safety laws in the future as a result of human error, equipment failure or other causes. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations.

We may be subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes to or restrictions on permitting requirements or processes, hazardous or biological material storage or handling might require an unplanned capital investment or relocation. Failure to comply with new or existing laws or regulations could harm our business, financial condition and results of operations.

Failure to obtain and maintain regulatory approval in foreign jurisdictions will prevent us from marketing abroad.

Following commercialization of our SkinSpect™ product in the U.S., we intend to market it internationally. Outside the U.S., we can market a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval.

The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval, in addition to other risks. Foreign regulatory bodies have established varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. We may not obtain foreign regulatory approvals on a timely basis, if at all. Foreign regulatory agencies, as well as the FDA, periodically inspect manufacturing facilities both in the U.S. and abroad. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We have not taken any significant actions to obtain foreign regulatory approvals. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize any of our products in any market on a timely basis, or at all. Our inability or failure to comply with varying foreign regulation, or the imposition of new regulations, could restrict our sale of products internationally.

Our success will depend on our ability to attract and retain our personnel.

We are highly dependent on our senior management, especially Daniel Farkas, Ph. D., our Chairman and Chief Executive Officer.  Our success will depend on our ability to retain our current senior management and to attract and retain qualified personnel in the future, including scientists, clinicians, engineers and other highly skilled personnel.

Competition for senior management personnel, as well as scientists, clinicians, engineers, and experienced sales and marketing individuals, is intense, and we may not be able to retain our personnel. The loss of the services of members of our senior management, scientists, clinicians or engineers could prevent the implementation and completion of our objectives, including the development and introduction of our products. The loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement. Each of our officers may terminate their employment at any time without notice and without cause or good reason.

We expect to expand our operations and grow our research and development, product development and administrative operations. This expansion is expected to place a significant strain on our management, and will require hiring a significant number of qualified personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

If we fail to establish and maintain the adequacy of our internal controls, our ability to provide accurate financial statements could be impaired and any failure to maintain our internal controls could have an adverse effect on our stock price.

The Sarbanes-Oxley Act of 2002 (“SOX”), and rules subsequently implemented by the SEC, the Public Company Accounting Oversight Board and the NASDAQ Capital Market, have required changes in the corporate governance practices of public companies. Monitoring compliance with the existing rules and implementing changes required by new rules may increase our legal and financial compliance costs, divert management attention from operations and strategic opportunities, and make legal, accounting and administrative activities more time-consuming and costly.  We may also retain consultants experienced in SOX that assisted us in the process of instituting changes to our internal procedures to satisfy the requirements of the SOX.

As a small company with limited capital and human resources, going forward we may need to divert management’s time and attention away from our business in order to ensure continued compliance with these regulatory requirements. We may require new information technologies systems, the auditing of our internal controls, and compliance training for our directors, officers and personnel. Such efforts may entail a significant expense. If we fail to establish and maintain the adequacy of our internal controls as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the SOX. Any failure to maintain the adequacy of our internal controls could have an adverse effect on timely and accurate financial reporting and the trading price of our common stock.

Risks Relating to our Common Stock

Our Common Stock is subject to “penny stock” regulations that may affect the liquidity of our Common Stock.

Our Common Stock is subject to the rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges, for which current price and volume information with respect to transactions in such securities is provided by the exchange or system).

The penny stock rules require that a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

•

a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•

a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation of such duties or other requirements of securities laws;

•

a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and significance of the spread between the “bid” and “ask” price;

•

a toll-free telephone number for inquiries on disciplinary actions, definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•

such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•

the bid and offer quotations for the penny stock;

•

the compensation of the broker-dealer and its salesperson in the transaction;

•

the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock;

•

the liquidity of the market for such stock; and

•

monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock such as our Common Stock if it is subject to the penny stock rules.

The public market for our Common Stock is minimal.

Our Common Stock is thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our Common Stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company, such as us, or purchase or recommend the purchase of our Common Stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our Common Stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. There can be no assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your Common Stock at or near ask prices or at all.

It is anticipated that our stock price will be volatile and the value of your shares may be subject to sudden decreases.

Our stock price is likely to be volatile.  The stock market in general and the market for medical technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies.  The following factors, in addition to other risk factors described in this section and general market and economic conditions, may have a significant impact on the market price of our common stock:

•

results of our research and development efforts and our clinical trials;

•

the timing of regulatory approval for our products;

•

failure of any of our products, if approved, to achieve commercial success;

•

the announcement of new products or product enhancements by us or our competitors;

•

regulatory developments in the US and foreign countries;

•

ability to manufacture our products to commercial standards;

•

developments concerning our clinical collaborators, suppliers or marketing partners;

•

changes in financial estimates or recommendations by securities analysts;

•

public concern over our products;

•

developments or disputes concerning patents or other intellectual property rights;

•

product liability claims and litigation against us or our competitors;

•

the departure of key personnel;

•

the strength of our balance sheet;

•

variations in our financial results or those of companies that are perceived to be similar to us;

•

changes in the structure of and third-party reimbursement in the US and other countries;

•

changes in accounting principles or practices;

•

general economic, industry and market conditions; and

•

future sales of our common stock.

A decline in the market price of our common stock could cause you to lose some or all of your investment and may adversely impact our ability to attract and retain employees and raise capital. In addition, stockholders may initiate securities class action lawsuits if the market price of our stock drops significantly. Whether or not meritorious, litigation brought against us could result in substantial costs and could divert the time and attention of our management. Our insurance to cover claims of this sort may not be adequate.

Your stock ownership will be diluted by our issuance of additional securities, including in connection with subsequent rounds of financing.

We will need further financing for the continued growth of our business to achieve our planned growth.  No assurance can be given as to the availability of additional financing or, if available, the terms upon which it may be obtained. Raising additional financing may result in our issuing additional securities, which could result in the dilution of your ownership percentage of us. We may also decide to issue shares in exchange for the acquisition of other companies in order to expand business operations.  The issuance of any such shares will have the effect of further diluting your ownership percentage.

We may be unable to achieve or sustain profitability or raise sufficient additional capital, which could result in a decline in our stock price.

Future operating performance is never certain, and if our operating results fall below the expectations of securities analysts or investors, the trading price of our Common Stock will likely decline. We are a company with no revenue and no commercialized products.  We will experience significant losses from operations for the foreseeable future.  Moreover, you should anticipate that operating and capital expenditures will increase significantly in future years due to continued development expenses, regulatory expenses and the expenses of commencing manufacturing and marketing of our devices.

Our ability to generate sufficient cash flow or to raise sufficient capital to fund our operating and capital expenditures depends on our ability to obtain regulatory approval of our products and to market and sell those products.  This in turn depends, among other things, on the performance of our devices and the clinical results we obtain in the PMA application process.  We may not successfully obtain regulatory approval of our products, they may not perform as anticipated and we may not be successful in commercialize our products.

There may be restrictions on your ability to resell shares of Common Stock under Rule 144.

Currently, Rule 144 under the Securities Act permits the public resale of securities under certain conditions after a six or twelve month holding period by the seller, including requirements with respect to the manner of sale, sales volume restrictions, filing requirements and a requirement that certain information about the issuer is publicly available (the “Rule 144 resale conditions”).  At the time that stockholders intend to resell their shares under Rule 144, there can be no assurances that we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or, if so, current in our reporting requirements under the Exchange Act, in order for stockholders to be eligible to rely on Rule 144 at such time. In addition to the foregoing requirements of Rule 144 under the federal securities laws, the various state securities laws may impose further restrictions on the ability of a holder to sell or transfer the shares of Common Stock.

If our directors and executive officers and their affiliates choose to act together, they may have the ability to influence all matters submitted to stockholders for approval.

Our directors, executive officers, and their affiliates in the aggregate, beneficially owned approximately 59% of our outstanding common stock. As a result, these stockholders, subject to any fiduciary duties owed to our other stockholders under Wyoming law, could be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of whom have representatives sitting on our Board of Directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

Wyoming law may inhibit a takeover that stockholders consider favorable and could also limit the market price of our stock.

Applicable provisions of the Wyoming Business Corporation Act may limit our ability to engage in any business combination with certain persons who own 15% or more of our outstanding voting stock or any of our associates or affiliates who at any time in the past three years have owned 15% or more of our outstanding voting stock.

These provisions may have the effect of entrenching our management team and may deprive you of the opportunity to sell your shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

A business combination may be consummated without shareholder approval.

Certain types of business acquisition transactions may be completed without any requirement that we first submit the transaction to the stockholders for their approval.  In the event the proposed transaction is structured in such a fashion that stockholder approval is not required, holders of our  securities should not anticipate that they will be provided with financial statements or any other documentation prior to the completion of the transaction.

Legal Proceedings

We are not currently party to any material legal proceedings.  From time to time, we may be involved in various legal proceedings in the ordinary course of business.  We do not believe that any settlement or judgment regarding current or potential future legal proceedings will have a material effect on our financial position.

Submission of Matters to a Vote of Security Holders

None.

Unresolved Staff Comments

As of the date of this filing, we have no unresolved comments from the staff of the SEC.

PART II

Market For Our Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

Price Range of Common Stock

Our Common Stock is quoted on the Over-The-Counter Bulletin Board, under the trading symbol “CSDT.OB.”  Our Common Stock is thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our Common Stock at or near ask prices at any given time may be relatively small or non-existent.  There can be no assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained.  If such a market is developed, we cannot assure you what the market price of our Common Stock will be in the future.  You are encouraged to obtain current market quotations for our Common Stock and to review carefully the other information contained in this Report or incorporated by reference into this Report. The following table shows the high and low bid prices for the periods indicated:

	High	Low

Year ended December 31, 2010:
Quarter ended December 31, 2010	$0.058	$0.017
Quarter ended September 30, 2010	$0.195	$0.041
Quarter ended June 30, 2010	$0.250	$0.100
Quarter ended March 31, 2010	-	-
Year ended December 31, 2009:
Quarter ended December 31, 2009	-	-
Quarter ended September 30, 2009	-	-
Quarter ended June 30, 2009	$0.0137	$0.0137
Quarter ended March 31, 2009	$0.0495	$0.0302

As of December 31, 2010, there were 453 holders of record of the Common Stock and 192,789,397 shares of the Common Stock outstanding. The number of holders of record is calculated excluding individual participants in securities positions listings. The closing price of our shares on December 31, 2010, was $0.02.

We have never paid cash dividends on the Common Stock and do not intend to pay cash dividends on the Common Stock in the foreseeable future. Our board of directors intends to retain any earnings to provide funds for the operation and expansion of our business. In conjunction with the Merger, on April 1, 2010 we effected a share dividend of 2.64 additional shares of Cascade Common Stock for each one outstanding share of Cascade Common Stock.

Recent Sales of Unregistered Securities

None.

Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following Management’s Discussion and Analysis of financial results as provided by the management of Cascade Technologies Corp. (“Cascade”, or the “Company”) should be read in conjunction with the audited consolidated financial statements and notes for the years ended December 31, 2010 and 2009. This commentary is based upon information available to March 11, 2011.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements. All statements other than statements of historical facts contained herein, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions as described in “Risk Factors.”

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

Readers are cautioned that the foregoing lists of factors are not exhaustive. The forward-looking statements contained in this Form 10-K are made as of the date hereof and the Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except in accordance with applicable securities laws. The forward-looking statements contained in this Form 10-K are expressly qualified by this cautionary statement.

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

Results of Operations

The loss from operations was $1,097,831 and $8,688 for the years ended December 31, 2010 and 2009, respectively. The increase in the loss in 2010 compared to 2009 is principally due to salary and other compensation expense of $918,737 (including stock based compensation of $641,822), rent of $40,210, professional fees of $163,061and other general and administrative expenses consisting principally of consulting fees and other office costs. Stock based compensation is principally attributable to 3,800,000 common stock options issued to management, the scientific advisory board, and a consultant in June 2010.

Interest expense was $4,704,909 and $0 for the years ended December 31, 2010 and 2009, respectively, and represents accrued interest payable on $850,000 in convertible notes payable, amortization of note discount and charge of $4,493,960 related to the accrual of a $5,343,960 derivative liability due to the conversion feature on the notes payable. The notes payable were discounted by $850,000 in conjunction with recording the derivative liability and $190,436 of this discount was amortized to interest expense for the year ended December 31, 2010.

The change in value of derivative liability represents the reduction of the fair value of the derivative liability by $4,959,811 at December 31, 2010.

Other income of $236,060 for the year ended December 31, 2010 was due to grant income of $190,172 under the Qualifying Therapeutic Discovery Project (QTDP) program and grant income of $45,888 pursuant to a phase II SBIR award from the National Cancer Institute shared jointly with Omega Optical, Inc.

Liquidity and Capital Resources

At December 31, 2010, the Company has an accumulated deficit of $1,127,365 and anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of its product line. From inception up through the merger, the Company has financed operations solely through short-term loans from a stockholder. In conjunction with the merger between Cascade and SMI in March 2010, additional working capital was obtained through the sale of $850,000 in convertible notes ($787,425 net of expenses) received on March 17, 2010. The proceeds from these notes and grant receipts are expected to permit the Company to fund its anticipated levels of operations through the first quarter of 2011. Absent securing additional working capital, the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Cash flow used in operations

Cash utilized by operating activities was $685,898 for the year ended December 31, 2010. The use of cash was principally attributable to the net loss for the period of $1,097,831, reduced by depreciation of $8,663, deferred issuance cost amortization of $8,674, excess value of derivative liability over related loan proceeds of $4,493,960, amortization of note discount of $190,436, stock based compensation of $641,822, common shares issued for services of $9,000 and an increase in accounts payable of $216,844 which did not utilize or generate cash. This amount was increased by a $168,302 increase in grant proceeds receivable, a $6,349 increase in other assets, a $12,697 increase in prepaid insurance, a $4,959,811 decrease in the valuation of derivative liability and repayment of advances from stockholder of $17,444.

Cash provided by operating activities was $4,364 for the year ended December 31, 2009. Cash provided was principally attributable to proceeds advanced from stockholder of $15,373, increased by depreciation of $891and patent amortization of $138 which did not utilize cash and reduced by the net loss from operations for the period of $8,688 and by an increase in deposits of $3,350.

Cash flow used in investing activities

Cash used in investing activities was principally attributable to purchases of property and equipment of $78,310 and $4,226 in the years ended December 31, 2010 and 2009, respectively.

Cash flow provided by financing activities

Cash provided by investing activities was $787,425 for the year ended December 31, 2010, which represents the net proceeds from the issuance of convertible notes of $694,562.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical accounting estimates

In the preparation of the financial statements, it is necessary to make certain estimates that are critical to determining our assets, liabilities and net income. None of these estimates affect the determination of cash flow but do have a significant impact in the determination of net income.

Long-lived assets

When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, factors such as competition, regulation or environmental matters could cause us to change our estimates, thus impacting the future calculation of depreciation and depletion. We evaluate long-lived assets for potential impairment by identifying whether indicators of impairment exist and, if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss, if any, to be recorded is equal to the amount by which a long-lived asset’s carrying value exceeds its fair value. Estimates of future discounted cash flows and fair value of assets require subjective assumptions with regard to future operating results and actual results could differ from those estimates.

Stock-based compensation

The Company records stock-based compensation in accordance with the fair value recognition provisions of ASC 718 “Compensation—Stock Compensation”.

Contingencies

In the future, we may be subject to adverse proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We will be required to assess the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to developments in each matter or changes in approach such as a change in settlement strategy in dealing with these potential matters

Contractual obligations and commitments

None.

Related Party Transactions

A principal stockholder and officer has advanced funds to the Company on an as needed basis. The balance due on these advances as of December 31, 2010 are $22,709, net of repayment in 2010 of $17,444.

Outlook

As of December 31, 2010, we had an accumulated deficit of $1,127,365 and absent securing additional working capital, the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that could result from the outcome of this uncertainty.

Quantitative and Qualitative Disclosures About Market Risk

As a development stage company we are not yet exposed to all of the normal market risks inherent within the medical device industry. Our exposure to market risk at December 31, 2010 is confined to our cash and cash equivalents. We invest in cash and money market accounts with commercial banks. We currently do not hedge interest rate exposure. While declines in interest rates do impact the amount of interest income that our cash and cash equivalents will earn, we do not believe that we have any material exposure to interest rate risk arising from our investments, due to the short-term nature of our investments.

Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Other Information

None.

PART III

Directors, Executive Officers and Corporate Governance

Our directors and executive officers are:

Name	Position	Age
Daniel L. Farkas, PhD	Chairman and CEO	59
Erik H. Lindsley, PhD	President, Director	39
Randall M. Gates	Chief Financial Officer	58

Officers of Spectral Molecular Imaging Subsidiary:
Sam Raz, PhD	Vice President - International Business Development	73
Gregory Bearman, PhD	Chief Scientist	63
Robert Chave	Chief Technologist	60

Daniel L. Farkas, PhD – founder, Chief Executive Officer and Chairman – Dr. Farkas was Professor of Surgery and Biomedical Sciences and Director of the Minimally Invasive Surgical Technologies Institute (2002-2010) at the Cedars-Sinai Medical Center in Los Angeles California, where he was Vice-chairman for Research in the Department of Surgery (2002-2009). He was trained in Theoretical Physics in Romania, and holds a Ph.D. in Biophysics/Biochemistry from the Weizmann Institute in Israel, where he received a number of honors (Yashinsky Outstanding Graduate Student Prize, EMBO and UNESCO fellowships, Aharon Katchalsky-Katzir Award). He came to the United States as a Fulbright scholar (also holding a Dr. Chaim Weizmann fellowship), conducted research at UC San Diego and Univ. of Washington, Seattle, and was also a Fulbright lecturer at UC Berkeley. Having lived in several countries, he is fluent in 5 languages. After junior faculty appointments in the US and at the Weizmann Institute, and a brief foray into the high-tech industry, he settled at Carnegie Mellon University as Associate Director and then Director of the Center for Light Microscope Imaging and Biotechnology (1992-2002), a National Science and Technology Center that won the Smithsonian Award for Science in 1996. Additionally, in 1998 he joined the University of Pittsburgh where he was Professor Bioengineering and Pathology, Director of the BioImaging Laboratories, and held core faculty appointments in the McGowan Institute for Regenerative Medicine and the Univ. of Pittsburgh Cancer Institute. He was (1995-2005) also Associate Director of the Pittsburgh Tissue Engineering Initiative, a regional non-profit organization, recently named the National Tissue Engineering Center. Currently, he is Research Professor in Biomedical Engineering at the Univ. of Southern California, and Adjunct Professor of Robotics at Carnegie Mellon University.

Dr. Farkas’s scientific interests center on the investigation of the living state with light, for uses in biology, biotechnology, bioengineering and medicine. Optical bioimaging and biophotonics are the main technology areas currently pursued in his labs, the application fields ranging from molecular and cellular biology to transplantation, immunology, neurosciences, cardiology and tissue engineering. This work was described in more than 150 publications in journals such as Nature, Nature Biotechnology, Applied Optics, Cancer Research, Oncogene, Medical Physics, J. Microscopy, Cytometry, J. Neurosci., Biophys. J., Stem Cells, J. Biophotonics, Tissue Engineering, Proc. of the National Acad. Sci. USA, etc. and 18 books edited, most recently Biomedical Optical Imaging (2009) w. J.G. Fujimoto, for Oxford Univ. Press, and supported by more than $50M in peer-reviewed funding. Minimally invasive surgery, the Operating Room of the Future, innovative oncology and neuroscience research, and regenerative medicine, pursued at the mesoscopic level (i.e. with microscopic resolution within the macroscopic body) constitute his current focus; in these application domains, his group’s ability to monitor events with high spatio-temporal resolution and non-invasively in vivo significantly increased relevance, in studies of 3-D tissue architecture and physiology, cancer detection and treatment, stem cell engraftment, tissue oxygenation, and cardiovascular and neurodegeneration research.

Dr. Farkas has chaired twenty four international scientific meetings, including the United Engineering Foundation Conference on Advances in Optics for Biotechnology, Medicine and Surgery and the Keystone Symposium on Optical Bioimaging: Applications to Biology and Medicine. He is a member of the Executive Committee of the Biomedical Optics Society, and series editor for Methods in Bioengineering (Springer). He was Associate Editor of Cytometry and is on the Editorial Boards of Journal of Biomedical Optics, Molecular Imaging, Journal of Microscopy, oemagazine, Current Analytical Chemistry, The Open Medical Imaging Journal and the Internat. Journal on Advances in Intelligent Systems. He served on more than twenty NSF panels and NIH Study Sections, and on scientific advisory/review boards of national research centers (Stanford Univ., U. Maryland) and organizations (Deutsche Forschungsgemeinschaft, Natural Science and Engineering Council of Canada, Hong Kong Univ., Science Foundation Ireland), as well as companies. His work was recognized with the Automated Imaging Association Award for Scientific Application (1994) and the Sylvia Sorkin Greenfield Award from the American Association of Physicists in Medicine (2002). In 2008 he was elected President of IMLAS, an international interdisciplinary surgical society. Dr. Farkas also founded/co-founded a number of high-tech startups, including ChromoDynamics, Inc. (acquired by Gooch and Housego, PLC), and TissueInformatics, Inc. (acquired by Clinical Data, Inc.), and more recently PhotoNanoscopy, Inc. and EpiLumina, Inc.

Erik H. Lindsley, PhD – President and Director - Dr. Lindsley is a Research Scientist and the laboratories manager for the Minimally Invasive Surgical Technologies Institute at Cedars-Sinai. Dr. Lindsley is a biomedical engineer with 8 years of bio-imaging experience, primarily in medical devices, their development and surgical applications. Additionally, he has 10 years of professional computer programming and 3 years of telecommunication engineering experience, as well as extensive knowledge with medical endoscopes, cancer research, and augmented reality for hospital operating rooms.

He has significant insight into medical instrumentation and regulations, and medical information systems, and possesses deep cross-functional experience in computer science and electrical engineering. Finally, he has direct international experience with Japanese business (and speaks Japanese fluently). After completing his Bachelor’s degree in Computer Science (8/1989-12/1994) and Master’s degree in Electrical Engineering at the Univ. of Kansas (1/1995-12/1997), he worked as a software consultant in Japan for slight more than one year (1/1998-3/1999). He then returned to the United States where he worked as the sole system administrator for a 3000+ customer Internet Service Provider (4/1999-7/2000). Returning to graduate school, Dr. Lindsley completed his doctoral studies (8/2000-8/2005) and received his PhD in Biomedical Engineering from the Univ. of Pittsburgh. Subsequently, he did post-doctoral work in the Spectral Visualization Laboratory at the Robotics Institute at Carnegie Melon Univ. (1/2005-4/2007), prior to joining the Cedars-Sinai Medical Center (5/2007).

Randall M. Gates – Chief Financial Officer - Since 1995 Mr. Gates has been self-employed and has served in an advisory capacity for several public and private companies in matters concerning strategic planning, SEC compliance, and mergers and acquisitions. From 1984 to 1995, he served as Chief Financial Officer for public companies in the fields of consumer appliances, biotechnology and merchant banking where he managed several initial and secondary public offerings as well as numerous acquisitions and investments. Mr. Gates was employed from 1976 to 1984 as a Certified Public Accountant with KPMG Peat Marwick in Los Angeles where he last served as a Senior Manager.

Officers of Spectral Molecular Imaging Subsidiary:

Sam Raz, PhD - Vice President - International Business Development - Sam Raz earned his B.Sc. in Environmental Public Health and Bacteriology, at UCLA, in Los Angeles in 1967; his M.P.H. in Health Education and Medical Services Marketing and Planning, from the University of Michigan, in Ann Arbor in 1969; and his Ph.D. (with honors) in Medical Care Organization (Management and Evaluation), from the University of Texas Health Science Center in Houston in 1986. In Texas, he became the principal investigator of a national research project comparing management and outcome, determining the effectiveness of multi-hospital systems, comparing the voluntary vs. the for-profit multi-hospital corporations by looking at 2,000 hospitals.

During his academic years, he was the recipient of the American Hospital Association-Kellogg Foundation Award; the National Center for Health Services Research Award; the University of Pennsylvania National Health Care Management Center Award; the Los Angeles County Health and Hospital Department Distinction Award; the University of Michigan School of Public Health Crosby Award; and three UCLA scholarship awards.

In 2004, Sam became the President of Mind Fountain - Medical Technology Inc., a management R&D company for innovative medical devices and diagnostics; he is also the C.E.O. of three start-ups: the Dynamic Memory External Fixator developed at Hadassah Medical Center, Jerusalem; the Female Incontinence Device developed at the most prestigious RAD Biomed Life Science Incubator; and the Skin Melanoma Detection and Cosmetic Assessment System developed at The Hebrew University of Jerusalem. All three obviously originated in Israel and are now being introduced by Sam as joint ventures in the U.S., U.K. and Germany to cover Europe, the Middle East and North America. In addition, Sam formed Advanced Dental Technologies in the U.K. and Germany to commercialize five dental products focusing on high quality dental implants and restorative accessories.

Parallel to the above, Sam was the founder and C.E.O. of The Variety Center - an Israeli national center for the advancement and diagnosis of 8 different children’s disabilities where he has developed 12 types of innovative intervention programs for handicapped children. In an operation with 120 employees, during all his 17 years there he maintained a balanced budget. For the past 6 years, Sam has also been the C.E.O. of “Shiluv,” a non-profit organization for the integration of Down Syndrome and normative preschool children, developing innovative enrichment integration modalities so they can survive in a regular school environment. In addition, he was recently appointed the Chairman of EMILI, another 600-children pre-school not-for-profit organization with 150 workers who need reorganization, improved management, and upgrading finances. His work with children is done mainly on a volunteer basis.

Gregory Bearman, PhD - Chief Scientist - Dr. Bearman is a leader in digital and spectral imaging for biomedical uses, planetary exploration and even archeology, pioneering the use of spectral imaging to study some of the world's most important artifacts, including the Dead Sea Scrolls. Trained in atomic physics, Dr. Bearman worked for nearly 30 years (1979-2008) at NASA's Jet Propulsion Laboratory in Pasadena, where he was a Principal Scientist, managing a group that developed new technologies and instruments for remote sensing and planetary surface exploration, with an emphasis on developing new sensors and spectral imagers.

Dr. Bearman has started two companies, one that worked with high sensitivity biological and chemical sensors and a second that develops and licenses fast (snapshot) spectral imagers for a variety of applications. He has also consulted for numerous businesses on matters relating to intellectual property, marketing, and product development. He has been a visiting scientist at St. Luke's Hospital in Houston and Cedars-Sinai Medical Center in Los Angeles, and has an adjunct appointment in the Ophthalmology Department at the USC Keck School of Medicine. He is a member of the editorial board of the Journal of Biomedical Optics and for many years was an organizer of the annual SPIE conference on Biomedical Imaging Spectroscopy.

Dr. Bearman's recent biomedical research includes clinical applications of retinal imaging spectroscopy in collaboration with Doheny Eye Institute and USC Keck School of Medicine. He has seven patents and more than 100 publications.

Robert Chave - Chief Technologist - During his 15 years at the Jet Propulsion Laboratory (JPL), Mr. Chave designed and developed instruments and sub-systems with opto-mechanical elements for the Mars Rovers, the James Webb and Hubble Space telescopes, and a U2 aircraft-based spectrometer for monitoring ozone degradation above the earth’s poles.

Mr. Chave has a substantial record of achievement in advanced engineering. While at JPL, he was principal investigator on a NASA Advanced Technology Development Grant in Low Temperature Science and Engineering. This research led to the invention of a magnetostrictive super-fluid helium valve, linear and rotary low temperature actuators and related tools with significance for condensed matter physics, astronomy and cryosurgery. Robert was Visiting Research Faculty in the Department of Materials Science at Caltech. This work lead to 12 NASA New Technology awards to him personally and over 20 awards to authors on the project in total. In 2000 he founded RCAppP Inc., a contract design firm that designs, builds and calibrates instruments for clients and end users who have included the Office of Naval Research, the U.S. Departments of Energy, Defense, and Homeland Security, NASA, Los Alamos National Laboratories, Caltech, and the Smithsonian Observatory, as well as private corporations, such as the Idealabs family of companies.

He received his BSME, magna cum laude, from Tufts University; and an MSME in engineering design and material science, through the Polymer Processing Program at the Laboratory at MIT. Robert also worked in software development for robot kinematics at the Technical University of Berlin, and did contract research for Mettler Instrument (CH) at Stanford’s Design Division. He is the author of patents and articles on numerous devices involving advanced technologies, and is active with the Optical Society of Southern California and the Society of Photo-Optical Instrumentation Engineers (SPIE).

Board of Advisors

Our Advisory Board consults with management on matters relating to our research and development programs, the design and implementation of our future clinical trials, market opportunities from a clinical perspective, new technologies relevant to our objectives and development programs, and scientific and technical issues impacting our business (including acquisitions of relevant technologies, funding, and other issues). The current members of the Advisory Board are:

George Berci, M.D. - Dr. Berci is considered a true pioneer in the field of modern endoscopy.  He introduced Diagnostic and Therapeutic Laparoscopy in Gynecology, Established Modern Endourology, Diagnostic Laparoscopy in Oncology, and Intra-Operative Biliary Endoscopy in Stone Disease. He also introduced Cholangiography in the operating rooms and Operative Laryngology, as well as Outpatient Laryngoscopy.  After the opening of Cedars-Sinai Medical Center, he organized the GI endoscopy unit and started the CSMC Division of Surgical Endoscopy.  In 2002, CSMC received sponsorship ($1.5 million) for the “Dr. Berci Chair in Minimally Invasive Surgery.”  Dr. Berci’s awards include the Glisson Prize in surgery, membership of the Royal College of Surgeons Edinburgh and of the American College of Surgeons.  He is past President of the Society of GI Endoscopy Surgeons, an organization with 4,000 Board-certified Surgeons.  Dr. Berci has published 250+ papers in peer-reviewed journals, as well as 11 Books, 26 videos, and numerous lectures at national and international forums. He retired in 1992, but remained as Senior Director in Surgical Endoscopy Research at CSMC, supported by external grants.

Irving Bigio, Ph.D. - received his Ph.D. in Physics from the University of Michigan in 1974.  From then until 2000 he was a scientific staff member at Los Alamos National Laboratory (New Mexico), including service as Leader of the Laser Science and Applications Program (1988-1994). He has been a Fulbright Senior Scholar at the Weizmann Institute of Science, in Israel, a Visiting Professor at the University of Copenhagen, Denmark and a Guest Fellow of Pembroke College at the University of Oxford, England.  Dr. Bigio holds a number of patents for biomedical optics instrumentation, and has received three R&D-100 Awards for the development of biomedical optical devices.  Since February 2001 he has been at Boston University, where he is Professor in the Departments of Biomedical Engineering, Electrical & Computer Engineering, Physics, and Medicine and Director of the Biomedical Optica Laboratory.  Dr.

Bigio serves on several government advisory panels and on external advisory boards for companies and academic institutions.  He is a Fellow of the Optical Society of America and the American Institute of Medical and Biological Engineering, and is a member of the American Physical Society and the SPIE.  In addition to other research projects in biomedical optics, Dr. Bigio recently led a multi-institutional program under the NIH/NCI Network for Translational Research in Optical Imaging, comprising several medical research centers in the US and Europe.His research interests include medical applications of optics, lasers and spectroscopy; biomedical optics and biophotonics; applied spectroscopy, especially to biomedical problems; advanced spectroscopy for tissue diagnosis; noninvasive measurement of drug concentrations in tissue; interstitial laser thermotherapy and photodynamic therapy; computational methods for modeling optical transport in tissue; and multi-capability endoscopic and laparoscopic instruments.

Achilles S. Demetriou, M.D., Ph.D. - Dr. Demetriou is the Chairman of the Advisory Board and is a pioneer in the development of the bioartificial liver. He is the President and Chief Operating Officer of University Hospitals and Vice Dean for Clinical Affairs at the Case Western Reserve University School of Medicine in Cleveland, OH. Prior to joining University Hospitals (in 2005), Dr. Demetriou served as Chairman of the Department of Surgery at Cedars-Sinai Medical Center, a position he had held from 1995. He also served as Director of the Liver Support Unit at Cedars-Sinai. In 1998, Dr. Demetriou was honored as the recipient of the Esther and Mark Schulman Chair in Surgery and Transplantation Medicine. Additionally, he was Professor of Surgery and Vice Chairman of the Department of Surgery at UCLA School of Medicine. Dr. Demetriou’s research projects focused on the bioartificial liver, clinical trials of liver support systems, hepatocyte transplantation biology and gene expression abnormalities in liver disease. He holds nine patents in conjunction with his liver research, including an artificial liver apparatus, an automated method for porcine hepatocyte isolation, an implanted catheter system for cell delivery and a novel gene associated with liver cirrhosis. He has written extensively, with 200 publications in peer-reviewed journals to his credit as well as 210 non-peer-reviewed, including a number of chapters on transplantation issues and clinical trials of the bioartificial liver.  Dr. Demetriou is the editor of a standard monograph “Support of the Acutely Failing Liver” and associate editor of the definitive “Textbook of Surgical Research”. He has given 165 invited lectures and presentations at universities and scientific meetings around the world.  Dr. Demetriou has served on several National Institutes of Health Study Sections and Consensus Conference panels and has been a Faculty Member of the Food and Drug Administration Training School for FDA staff.  He is a Founding Member and Councilor of the Cell Transplant Society, Founding Member of the World Association of Hepato-Biliary-Pancreatic Surgery. He served as the Secretary of the Surgical Biology Club. In 1998, he was elected into the Academy of Athens as a Corresponding Member.  Dr. Demetriou received his medical degree from Hebrew University-Hadassah Medical School in Jerusalem, Israel, and completed a surgical residency at Albert Einstein College of Medicine-Bronx Municipal Hospital Center.  He accepted a research fellowship at the Biochemical Pharmacology Laboratory of the National Institute of Arthritis, Metabolism and Digestive Diseases; earned his doctorate in biochemistry from George Washington University; and completed a surgical residency at Vanderbilt University Medical Center and Affiliated Hospitals. Among his appointments, he was a member of the Marion Bessin Liver Research Center at Albert Einstein College of Medicine, the Paul W. Sanger Chair in Surgery at Vanderbilt, and Director of the S.R. Light Surgical Research Laboratory at Vanderbilt.

Board of Directors

Our board of directors is comprised of two directors. Our directors serve one-year terms, or until an earlier resignation, death or removal, or their successors are elected. There are no family relationships among any of our directors or officers.

Committees of the Board of Directors

There are no committees of the Board of Directors. The full Board is present for all corporate matters.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2010, all officers, directors and greater than ten percent beneficial owners complied with the Section 16(a) filing requirements.

Executive Compensation

Compensation Discussion and Analysis

The Board of Directors has responsibility the Company’s overall executive compensation policy, including such items as (i) the annual base salary, annual bonus, and annual and long-term equity-based or other incentives of each corporate officer, including the CEO; (ii) corporate goals and objectives relevant to each executive officer’s compensation, evaluate each executive officer's performance in light of those goals and objectives, and determine each executive officer's compensation level based on this evaluation; and (iii) any other matter, such as severance agreements, change in control agreements, or special or supplemental executive benefits.

The overall compensation policy, which is applicable to our executive officers, is to position the aggregate of the compensation components at a level commensurate with the Company’s size and performance relative to similar companies. The Board of Directors seeks to make compensation decisions consistent with the long-term growth and performance objectives of the Company and implements its compensation policy in a manner designed to maximize shareholder benefit by aligning the interests of employees with the interests of shareholders through the award of stock options.

We utilize a compensation package for our executive officers that includes cash in the form of base pay with discretionary bonus and long-term incentive compensation in the form of stock options. The Board of Directors believes that stock options awarded under the JMG equity compensation plan provide a most useful incentive to encourage executive officers to maximize productivity and efficiency because the value of such options relates to the Company’s stock price. Awards under the equity compensation plan have the effect of more closely aligning the interests of the Company’s employees with its shareholders, while at the same time offering an attractive vehicle for the recruitment, retention, and compensation of employees.

The Board of Directors does not believe that the Company’s compensation policies and practices for employees present risks that are reasonably likely to have a material adverse effect on the Company. The Board of Directors did not involve the use of compensation consultants in determining compensation policies and practices.

Summary Compensation and Grants

The following table provides a summary of annual compensation for our executive officers for the years ended December 31, 2010 and 2009. We do not have an employment agreement with our executive officers.

	Annual compensation				Total
Name and principal position	Year	Salary	Bonus	Option Grants
Daniel L. Farkas Chief Executive Officer, Chairman (1)	2010 2009	$ 179,014 -	- -	$ 232,651 -	$ 411,665 -
Erik H. Lindsley President and Director (2)	2010 2009	$ 80,812 -	- -	$ 14,213 -	$ 95,025 -
Randall M. Gates Chief Financial Officer (3)	2010 2009	$ 34,000 -	- -	$ 93,395	$ 127,395 -

(3)

Dr. Farkas became acting CEO on July 1, 2010 and was a consultant prior to that time. His 2010 compensation includes $36,218 in consulting fees prior to commencing employment.

(2)

Dr. Lindsley became President effective December 15, 2009.

(3)

Mr. Gates became CFO effective June 10, 2010 and works part-time.

Stock options granted during the most recently completed financial year

The following table sets forth each grant of an award made to a named executive officer during our fiscal year ended December 31, 2010 under our 2010 Plan:

	2010 Stock Option Plan option awards		Grant date fair value of option awards	Exercise or Base Price of Option
Name and Principal Position	Grant date	Number of securities underlying options
Daniel L. Farkas Chief Executive Officer, Chairman	6/9/2010	1,000,000	$ 232,651	$ 0.143
Erik H. Lindsley President, Director	6/9/2010	1,000,000	$ 14,213	$0.130
Randall M. Gates Chief Financial Officer	6/9/2010	400,000	$ 93,395	$0.130

Outstanding Equity Awards at December 31, 2010

The following table sets forth the number and value of securities underlying options held as of December 31, 2010 by each named executive officer.

Name and Principal Position	Number of shares underlying unexercised options		Option exercise price	Option expiration date
	Exercisable	Unexercisable
Daniel L. Farkas Chief Executive Officer, Chairman	1,000,000	-	$ 0.143	6/9/2015
Erik H. Lindsley President, Director	250,000	750,000	$0.130	6/9/2015
Randall M. Gates Chief Financial Officer	400,000	-	$0.130	6/9/2015

Compensation of Directors

Directors do not receive compensation for service on the board of directors. We reimburse our directors for their out-of-pocket costs, including travel and accommodations, relating to their attendance at any board of directors meeting. Directors are also entitled to participate in our stock option plan. Dr. Farkas and Dr. Lindsley are our only directors and were not compensated for any board functions during the year ended December 31, 2010. Additionally, no stock options or other compensation were granted other than as disclosed as their compensation as officers.

 Equity compensation plan

The Board of Directors approved the 2010 Stock Option Plan in June 2010. The Board of Directors believes that the 2010 Stock Option Plan will promote the long-term success of the Company and will provide financial incentives to employees, members of the Board, and advisers and consultants of the Company to strive for long-term creation of stockholder value. The Plan provides long-term incentives to employees, members of the Board, and advisers and consultants of the Company who are able to contribute towards the creation of or have created stockholder value by providing them stock options and other stock and cash incentives.

The total number of shares that may be issued pursuant to the 2010 Stock Option Plan shall not exceed 30,000,000 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions.

Until such time as the Company’s Board of Directors names a Compensation Committee, the 2010 Stock Option Plan will be administered by the Company’s Board of Directors as a whole and shall have the authority to construe and interpret the 2010 Stock Option Plan and any awards granted thereunder, to establish and amend rules for plan administration, to change the terms and conditions of options and other awards at or after grant, and to make all other determinations which it deems necessary or advisable for the administration of the 2010 Stock Option Plan. The determinations of the Board of Directors shall be made in accordance with its judgment as to the best interests of the Company and its shareholders and in accordance with the purposes of the 2010 Stock Option Plan.

Eligibility under the 2010 Stock Option Plan

Only employees of the Company, non-employee members of the Board, and members of advisory committees of the Company or consultants to the Company, who are designated by the 2010 Stock Option Plan or selected by the Board of Directors shall be eligible to participate in the 2010 Stock Option Plan.

Awards Available under the 2010 Stock Option Plan

The Awards available under the 2010 Stock Option Plan shall consist of Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Stock, Performance Units, and other stock or cash awards, as described therein. Provisions of the 2010 Stock Option Plan provide that no participant may receive in any calendar year Stock Options relating to more than 5,000,000 shares, Restricted Stock or Restricted Stock Units that are subject to the attainment of performance goals relating to more than 5,000,000 shares, Stock Appreciation Rights relating to more than 5,000,000 shares, Performance Stock relating to more than 500,000 shares, or a cash payment under a single Performance Unit Award, a single EVA Award, or other cash bonus exceeding $100,000.

Stock Options - Stock Options entitle their holders to purchase shares of the Company’s Common Stock at a specified price for a specified period of time. The exercise price for each Stock Option shall be determined by the Board of Directors but shall not be less than 100% of the Fair Market Value of the Company’s Common Stock on the date the Stock Option is granted. The Fair Market Value means the closing stock price at 4:00 p.m. ET on the principal United States national stock exchange on which the Company’s Common Stock is traded, or if the Company’s Common Stock shall not have been traded on such date, the closing sale price on such stock exchange on the first day prior thereto, or if the Company’s Common Stock is not traded on a United States national stock exchange, such other amount as may be determined by the Compensation Committee by any fair and reasonable means.

Any stock options granted in the form of an incentive stock option will be intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986, as amended. Only options granted to employees qualify for incentive stock option treatment.

Each Stock Option shall expire at such time as the Board of Directors shall determine at the time of grant. No Stock Option shall be exercisable later than the fifth anniversary of its grant. A Stock Option may be exercised in whole or in installments, which shall be cumulative. Shares of the Company’s Common Stock purchased upon the exercise of a Stock Option must be paid for in full at the time of exercise in cash or such other consideration determined by the Board of Directors. Payment may include tendering shares of Common Stock in lieu of cash.

Stock Appreciation Rights - A stock appreciation right (“SAR”) is the right to receive a payment equal to the excess of the Fair Market Value of a specified number of shares of Common Stock on the date the SAR is exercised over the Fair Market Value on the date of grant of the SAR. An SAR may be granted in tandem with a Stock Option granted under the 2010 Stock Option Plan or on a free-standing basis. The Board of Directors also may, in its discretion, substitute SARs which can be settled only in stock for outstanding Stock Options, at any time when the Company is subject to fair value accounting.

Upon exercise of an SAR, the participant shall be entitled to receive payment from the Company in an amount determined by multiplying the excess of the Fair Market Value of a share of Common Stock of the Company on the date of exercise over the grant price of the SAR by the number of shares with respect to which the SAR is exercised. The payment may be made in cash or stock, at the discretion of the Board of Directors, except in the case of a substitute SAR which may be made only in stock.

Restricted Stock and Restricted Stock Units - Restricted Stock and Restricted Stock Units may be awarded or sold to participants under such terms and conditions as shall be established by the Board of Directors. Restricted Stock and Restricted Stock Units shall be subject to such restrictions as the Board of Directors determines, including a prohibition against sale, assignment, transfer, pledge, or hypothecation, and a requirement that the participant forfeit such shares or units in the event of termination of employment. A Restricted Stock Unit provides a participant the right to receive payment at a future date after the lapse of restrictions or achievement of performance criteria or other conditions determined by the Board of Directors.

Performance Stock - The Board of Directors shall designate the participants to whom long-term performance stock (“Performance Stock”) is to be awarded and determine the number of shares, the length of the performance period and the other terms and conditions of each such award; provided the stated performance period will not be less than twelve (12) months. Each award of Performance Stock shall entitle the Participant to a payment in the form of shares of Common Stock of the Company upon the attainment of performance goals and other terms and conditions specified by the Board of Directors. The Board of Directors may, in its discretion, make a cash payment equal to the Fair Market Value of shares of Common Stock otherwise required to be issued to a participant pursuant to a Performance Stock Award.

Performance Units - The Board of Directors shall designate the participants to whom long-term performance units (“Performance Units”) are to be awarded and determine the number of units and the terms and conditions of each such award; provided the stated performance period will not be less than twelve (12) months. Each Performance Unit award shall entitle the Participant to a payment in cash upon the attainment of performance goals and other terms and conditions specified by the Board of Directors.

All awards are discussed in more detail in the 2010 Stock Option Plan. All awards made under the 2010 Stock Option Plan may be subject to vesting and other contingencies as determined by the Board of

Directors and will be evidenced by agreements approved the Board of Directors which set forth the terms and conditions of each award.

Adjustment Provisions

If the Company shall at any time change the number of issued shares of Common Stock by stock dividend, stock split, spin-off, split-off, spin-out, recapitalization, merger, consolidation, reorganization, combination, or exchange of shares, the total number of shares reserved for issuance under the 2010 Stock Option Plan, the maximum number of shares that may be made subject to an Award or all Awards in any calendar year, and the number of shares covered by each outstanding Award and the price therefore, if any, shall be equitably adjusted by the Board of Directors, in its sole discretion.

In the event of any merger, consolidation or reorganization of the Company with or into another corporation that results in the outstanding Common Stock of the Company being converted into or exchanged for different securities, cash or other property, or any combination thereof, the Company shall have the authority to provide in the controlling agreement for such transaction (i) that there shall be substituted, as determined by the Board of Directors in its discretion, for each share of Common Stock then subject to an Award granted under the 2010 Stock Option Plan, the number and kind of shares of stock, other securities, cash or other property to which holders of Common Stock of the Company will be entitled pursuant to the transaction, (ii) that the acquiring or surviving corporation in the transaction shall assume the outstanding Awards under the 2010 Stock Option Plan (which may be exercisable into the securities of the acquiring or surviving corporation), (iii) that all unexercised Awards shall terminate immediately prior to such transaction unless exercised prior to the closing of the transaction, or (iv) a combination of the foregoing.

Tax Consequences

The Company shall be entitled to withhold the amount of any tax attributable to any amounts payable or shares deliverable under the 2010 Stock Option Plan, after giving the person entitled to receive such payment or delivery notice and the Company may defer making payment or delivery as to any award, if any such tax is payable until indemnified to its satisfaction. A Participant may pay all or a portion of any required withholding taxes arising in connection with the exercise of a Stock Option or SAR or the receipt or vesting of shares hereunder by electing to have the Company withhold shares of Common Stock, having a Fair Market Value equal to the amount required to be withheld.

The following are the federal tax consequences generally arising with respect to awards that may be granted under the 2010 Stock Option Plan. The grant of an option will create no tax consequences for an optionee or the Company. The optionee will have no taxable income upon exercising an incentive stock option (except that the alternative minimum tax may apply), and the Company will receive no deduction when an incentive stock option is exercised. Upon exercising an option other than an incentive stock option, the optionee must recognize ordinary income equal to the difference between the exercise price and the Fair Market Value of the stock on the date of exercise; the Company will be entitled to a tax deduction for the same amount. The tax treatment for an optionee on a disposition of shares acquired through the exercise of an option depends on how long the shares have been held and whether such shares were acquired by exercising an incentive stock option or by exercising an option other than an incentive stock option. Generally, there will be no tax consequences to the Company in connection with the disposition of shares acquired under an option except that the Company may be entitled to a tax deduction in the case of a disposition of shares acquired under the incentive stock option before the applicable incentive stock option holding periods have been satisfied.

With respect to other awards granted under the 2010 Stock Option Plan that are settled either in cash or in stock or other property that is either transferable or not subject to substantial risk of forfeiture, the participant must recognize ordinary income equal to the cash or Fair Market Value of shares and the Company will be entitled to a deduction for the same amount. With respect to awards that are restricted as to transferability or subject to substantial risk of forfeiture, the participant must recognize ordinary income equal to the fair market value of the shares received at the time the shares or other property became transferable or not subject to substantial risk of forfeiture, whichever occurs earlier; the Company will be entitled to a deduction for the same amount.

Use of 2010 Stock Option Plan Benefits

The future benefits or amounts that would be received under the 2010 Stock Option Plan by executive officers and others are discretionary and are therefore not determinable at this time. The Board of Directors has approved the issuance of stock options to employees and consultants for 4,800,000 shares.

Incentive stock options are options that meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), and nonqualified stock options are options that do not meet the requirements of Section 422 of the Code. No incentive stock option, however, may be granted under the 2010 Stock Option Plan to an employee who owns more than 10% of the voting power of all classes of securities unless the option price is at least 110% of the fair market value of our Common Stock at the date of grant and the option is not exercisable more than five years after it is granted. There is no limit on the fair market value of incentive stock options that may be granted to an employee in any calendar year, but no employee may be granted incentive stock options that first become exercisable during a calendar year for the purchase of stock with an aggregate fair market value (determined as of the date of grant of each option) in excess of $100,000. An incentive stock option (or an installment thereof) counts against the annual limitation only in the year it first becomes exercisable.

The Board of Directors may provide for the termination of options in case of termination of employment, directorship, consultant relationship, dishonesty, or any other reason the board determines. If an option expires or terminates before it has been exercised in full, then the shares of Common Stock allocable to the unexercised portion of that option may become subject to future grants of options. Upon termination of the employment, directorship, or consultant relationship of an option holder, his or her option is exercisable after termination to the extent provided in the option agreement. The option then terminates. If an option holder dies or becomes disabled before the termination of his right to exercise his or her option, the legal representatives of the estate, or the option holder in the event of his disability, may also exercise his or her option to the extent provided in the option agreement. The option may be exercised only as to those shares the option holder could have purchased under the option on the date of death, disability, or other termination. Options may not be transferred other than by will or the laws of descent and distribution and, during the lifetime of the option holder, may be exercised only by the option holder.

Equity compensation plan information as of December 31, 2010
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan	3,800,000	$0.134	26,200,000

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our Common Stock as of the date of this report by:

•

each of our executive officers and directors;

•

all executive officers and directors as a group; and

•

each person who is known by us to beneficially own more than 5% of our outstanding Common Stock.

As of December 31, 2010 there were 192,789,397 shares of Common Stock issued and outstanding. Shares of Common Stock not outstanding but deemed beneficially owned because an individual has the right to acquire the shares of Common Stock within 60 days upon the exercise of warrants or options or the conversion of convertible securities, are treated as outstanding when determining the amount and percentage of Common Stock owned by that individual and by all directors and executive officers as a group. The address of each executive officer and director is 250 N. Robertson Blvd., Suite 427, Beverly Hills, California 90211. The address of other beneficial owners is set forth below.

Name of beneficial owner	Number of Shares beneficially owned	Notes	Percentage of shares outstanding
Executive officers and directors:
Daniel Farkas, Ph.D.	85,928,633	(1,2)	45.1%
Erik Lindsley, Ph.D.	250,000	(3)	1%
Randall Gates	400,000	(4)	2%
All executive officers and directors as a group (3 persons)	86,578,633		45.4%
Stockholders owning 5% or more:
IQOS, LLC 2049 Century Park East, Suite 3670 Los Angeles, CA 90067	28,309,544		14.9%

(4)

Includes 42,406,543  shares owned of record by Miriam Farkas M.D. Dr. Daniel L. Farkas and Dr. Miriam Farkas are husband and wife.

(2)

Includes 1,000,000 shares of Common Stock underlying vested stock options.

(3)

Includes 250,000 shares of Common Stock underlying vested stock options.

(4)

Includes 400,000 shares of Common Stock underlying vested stock options.

Certain Relationships and Related Transactions, and Director Independence

This section describes the transactions we have engaged in with persons who were our directors or officers at the time of the transaction, and persons or entities known by us to be the beneficial owners of 5% or more of our common stock since our incorporation on July 16, 2004.

Company operations since September 2006 were funded privately by Dr. Daniel L. Farkas. These expenditures were principally made to cover (a) patent expenses (of about $20,000); (b) office expenses (including a personally guaranteed one year lease that commenced on December 1, 2009, furniture and telecommunications, totaling about $23,000); (c) company maintenance expenses (mostly licenses and fees in Nevada, amounting to about $2,000) and (d) equipment and supplies (for research, amounting to about $55,000).

During the year ended December 31, 2010 Dr. Farkas was repaid all of his advances to the Company. Prior to becoming Chief Executive Officer in July 2010, Dr. Farkas was retained as a consultant. Of his $32,709 in consulting expenses for 2010, $22,709 remains unpaid as of December 31, 2010.

Conflicts of Interest Policies

All transactions between us and any of our officers, directors, or 5% stockholders must be on terms no less favorable than could be obtained from independent third parties. Our bylaws require that a majority of disinterested directors is required to approve any proposal in which any of our officers or directors have a principal or other interest.

Other than as described in this section, there are no material relationships between us and any of our directors, executive officers or known holders of more than 5% of our common stock.

Principal Accounting Fees and Services

It is the policy of the Company for the Board of Directors to pre-approve all audit, tax and financial advisory services. All services rendered by Rose, Snyder & Jacobs were pre-approved by the Board of Directors for the years ended December 31, 2010 and 2009. The aggregate fees billed by Rose, Snyder & Jacobs for professional services rendered for the audit of the Company’s financial statements and other services were as follows for the year ended December 31, 2010. Fees for 2009 were related to the audit of Spectral Molecular Imaging, Inc. conducted by KCCW Accountancy Corp:

Year ended December 31,	2010	2009
Audit fees	$19,500	$ 10,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

PART IV

Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements of the registrant and the Reports of our Independent Registered Public Accounting Firm thereon are included herewith in Item 8 above.

Page
Report of Rose, Snyder & Jacobs, Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2010 and 2009.	F-2
Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 and from February 25, 2004 (date of inception ) through December 31, 2010.	F-3
Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009 and from February 25, 2004 (date of inception ) through December 31, 2010.	F-4
Consolidated Statements of Shareholders’ Deficit for the years ended December 31, 2010 and 2009 and from February 25, 2004 (date of inception ) through December 31, 2010.	F-6
Notes to Consolidated Financial Statements.	F-8

Financial Statement Schedules

None

Exhibits

Number	Exhibit
3.1	Amended and Restated Articles of Incorporation of the registrant
3.2	By-laws of the registrant
4.1	Form of Securities Purchase Agreement (1)
4.2	Form of Convertible Note (2)
10.1	Memorandum of Agreement between Cascade Technologies Corp. and Spectral Molecular Imaging, Inc. (3)
10.2	Amendment No. 1 to the Memorandum of Agreement between Cascade Technologies Corp. and Spectral Molecular Imaging Inc. (4)
10.3	2010 Stock Option Plan
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on March 24, 2010
(2)	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on March 24, 2010
(3)	Incorporated by reference to the Exhibits filed with our Form 10-K filed with the SEC on December 15, 2009
(4)	Incorporated by reference to Exhibits filed with our Form 10-Q filed with the SEC on January 8, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, JMG Exploration Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 11, 2011	Cascade Technologies Corp.

	By:	/s/ Daniel L. Farkas, Ph.D.

Daniel L. Farkas, Ph.D.
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 11, 2011.

Signature	Title
/s/ Daniel L. Farkas, Ph.D.	Chairman and Chief Executive Officer
Daniel L. Farkas, Ph.D.
/s/ Erik H. Lindsley, Ph.D.	President and Director
Erik H. Lindsley, Ph.D.

Exhibit Index

Number
3.1	Amended and Restated Articles of Incorporation of the registrant
3.2	By-laws of the registrant
4.1	Form of Securities Purchase Agreement (1)
4.2	Form of Convertible Note (2)
10.1	Memorandum of Agreement between Cascade Technologies Corp. and Spectral Molecular Imaging, Inc. (3)
10.2	Amendment No. 1 to the Memorandum of Agreement between Cascade Technologies Corp. and Spectral Molecular Imaging Inc. (4)
10.3	2010 Stock Option Plan
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Cascade Technologies Corp.

Consolidated Financial Statements

December 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Cascade Technologies, Corp.

We have audited the accompanying consolidated balance sheets of Cascade Technologies, Corp. and Subsidiary as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from February 25, 2004 (date of inception) through December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Technologies, Corp. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, and for the period from February 25, 2004 (date of inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained operating losses and negative cash flows from operations since its inception and has not yet generated revenues. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs

A Corporation of Certified Public Accountants

Encino, California

March 11, 2011

CONSOLIDATED FINANCIAL STATEMENTS

Cascade Technologies Corp.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$ 23,217	$ -
Prepaid expenses	12,697	-
Grant proceeds receivable	168,302
Other assets	6,349	-
Total current assets	210,565	-
Property and equipment, net of depreciation	76,916	7,269
Patents, net	-	-
Deferred debt issuance costs, net of amortization of $8,674 in 2010	46,764	-
Deposits	3,350	3,350
Total Assets	$ 337,595	$ 10,619
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 218,639	$ -
Due to principal stockholder	22,709	40,153
Total Current Liabilities	241,348	40,153
Long-term Liabilities
Notes payable, less discount of $659,564 at December 31, 2010	90,436	-
Derivative liability	295,026	-
Total Long-term Liabilities	385,462	-
Total Liabilities	626,810	40,153
Commitments and Contingencies		-
Stockholders’ deficit
Common stock – no par value, 750,000,000 shares authorized, 192,789,397 shares issued and outstanding at December 31, 2010	112,405	1
Additional paid-in capital	725,745	-
Subscription receivable	-	(1)
Accumulated deficit during development stage	(1,127,365)	(29,534)
Total Stockholders’ Deficit	(289,215)	(29,534)
Total Liabilities and Stockholders’ Deficit	$ 337,595	$ 10,619

The accompanying notes are an integral part of these consolidated financial statements.

Cascade Technologies Corp.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,		From February 25, 2004 (Inception) through December 31, 2010
	2010	2009
Expenses
Professional expenses	$ 163,061	$ -	$ 163,061
Rent	40,210	3,350	43,560
Depreciation	8,663	891	10,073
Salary and other compensation expense	918,737	-	918,737
Impairment of intangible assets	-	130	19,450
Patent royalties	-	1,901	1,901
Consulting and outside services	302,338	-	302,338
Other general and administrative	156,345	2,416	159,768
Total operating loss	(1,538,604)	(8,688)	(1,618,888)

Other Income and Expense
Grant income	236,060	-	236,060
Interest income	561	-	561
Interest expense	(4,704,909)	-	(4,704,909)
Change in value of derivative liability	4,959,811	-	4,959,811
	491,523	-	491,523
Net loss	$ (1,097,831)	$ (8,688)	$(1,127,365)
Net loss per share applicable to common shareholders:
basic	($ 0.01)	$ 0.00
diluted	($ 0.01)	$ 0.00
Weighted average number of shares used in computing net loss per share of Common Stock:
basic	177,305,332	115,549,157
diluted	177,305,332	115,549,157

The accompanying notes are an integral part of these consolidated financial statements.

Cascade Technologies Corp.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,		From February 25, 2004 (Inception) through December 31, 2010
	2010	2009
OPERATING
Net loss	$ (1,097,831)	$ (8,688)	$(1,127,365)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	8,663	891	10,074
Patent amortization and impairment	-	138	19,629
Amortization of deferred issuance costs	15,811	-	8,674
Proceeds advanced (repaid) from stockholder	(17,444)	15,373	22,709
Excess value of derivative liability over related loan proceeds	4,493,960	-	4,493,960
Amortization of note discount	190,436	-	190,436
Stock based compensation	641,822	-	641,822
Common shares issued for services	9,000	-	9,000
Change in valuation of derivative liability	(4,959,811)	-	(4,959,811)
Increase in grant proceeds receivable	168,302	-	168,602
Increase in other assets	(6,349)	-	(6,349)
Increase in prepaid expenses	(12,697)	-	(12,697)
Increase in deposits	-	(3,350)	(3,350)
Increase in accounts payable	216,844	-	216,844
Cash provided by (used in) operating activities	(685,898)	4,364	(657,589)
INVESTING
Purchase of property and equipment	(78,310)	(4,226)	(86,990)
Patent costs	-	(138)	(19,629)
Cash used in investing activities	(78,310)	(4,364)	(106,619)
FINANCING
Net proceeds from issuance of convertible notes	787,425	-	787,425
Cash provided by financing activities	787,425	-	787,425
Net increase in cash and cash equivalents	23,217	-	23,217
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$ 23,217	$ -	$ 23,217

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
Non-cash activity:
Common stock issued for services	$ 9,000	$ -	$ 9,000
During October 2010, $100,000 of notes payable were converted to common shares.

The accompanying notes are an integral part of these consolidated financial statements.

Cascade Technologies Corp.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Subscription Receivable	Total
	No. Shares	Amount
Balance at February 25, 2004 (Inception)	115,549,157	$ 1	$ -	$ -	$ (1)	$ -
Net loss for the period from February 25, 2004 (inception) through December 31, 2007	-	-	-	(12,709)	-	(12,709)
Balance at December 31, 2007	115,549,157	1	-	(12,709)	-	(12,709)
Net loss for the year ended December 31, 2008	-	-	-	(8,137)	-	(8,137)
Balance at December 31, 2008	115,549,157	1	-	(20,846)	-	(20,846)
Net loss for the year ended December 31, 2009	-	-	-	(8,688)	-	(8,688)
Balance at December 31, 2009	115,549,157	1	-	(29,534)	-	(29,534)
Stock subscription received	-	-	-	-	1	1
Shares issued to employees for services	40,026	5,200	-	-	-	5,200
Stock based compensation	-	-	636,622	-	-	636,622
Shares issued in SMI acquisition	75,020,214	(1,796)	-	-	-	(1,796)
Shares issued for outside services	180,000	9,000	-	-	-	9,000
Shares issued for convertible notes	2,000,000	100,000	89,123	-	-	189,123
Net loss for the year ended December 31, 2010	-	-	-	(1,097,831)	-	(1,097,831)
Balance at December 31, 2010	192,789,397	$ 112,405	$ 724,745	$ (1,127,365)	$ -	$ (289,215)

The accompanying notes are an integral part of these consolidated financial statements.

Cascade Technologies Corp.

(A Development Stage Company)

 Notes to Consolidated Financial Statements

1. Principal Business Activities and Summary of Significant Accounting Policies:

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

At December 31, 2010, the Company has an accumulated deficit of $1,127,365 and anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of its product line. From inception up through the merger, the Company has financed operations solely through short-term loans from a stockholder. In conjunction with the merger between Cascade and SMI in March 2010, additional working capital was obtained through the sale of $850,000 in convertible notes ($787,425 net of expenses) received on March 17, 2010. Absent securing additional working capital, the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

AcuNetx Letter of Intent

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

Property and Equipment

Depreciation of property and equipment is provided for by the straight-line method over the five year estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of the assets’ useful lives or the remaining term of the lease.

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

Basis of Consolidation

Our consolidated financial statements include the accounts of the company and our wholly-owned subsidiary SMI. All intercompany transactions have been eliminated in consolidation.

Revenue Recognition

The Company has not yet commenced the FDA review process for its products.

Government Research Grants

Government research grants that provide for payments to the Company for work performed are recognized as revenue when the related expenses are incurred.

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

Research and Development

Research and development costs are expensed as incurred. Total research and development costs for the years ended December 31, 2010 and 2009 amounted to $1,426,293 and $8,688, respectively.

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

 The following table summarizes fair value measurements by level at December 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III
Derivative liability	$ -	$ -	$ 295,026

The carrying amount of certain financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair value of borrowings is not considered to be significantly different that its carry amount because the stated rates for such debt reflect current market rates.

The following table sets forth a summary of changes in the fair value of the Company’s level 3 assets (conversion feature of notes payable) for the year ended December 31, 2010.

Level 3 Assets - Derivative Liability	Year ended December 31, 2010
Beginning Balance	$ -
Conversion feature issued	5,343,960
Changes in derivative liability	(4,959,811)
Reclassification of derivative liability	(89,123)
December 31, 2010	$ 295,026

The Company used the Black-Scholes option pricing model for estimating the fair value of the note conversion feature with the following assumptions: expected remaining life of 6.01 years; risk-free interest rate of 0.40%; dividend yield of 0%; and expected volatility of 208%.

Stock-based compensation

The Company records stock-based compensation in accordance with the fair value recognition provisions of ASC 718 “Compensation—Stock Compensation”.

Net Loss per Common Share

Basic and diluted net loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The number of shares has been retrospectively restated to consider the effect of the stock dividend.

2.  Property and Equipment

Property and equipment, at cost, consists of the following:

	December 31, 2010	December 31, 2009
Furniture	$ 5,254	$ 4,226
Computer equipment	81,735	4,454
	86,989	8,680
Accumulated depreciation	(10,073)	(1,411)
	$ 76,916	$ 7,269

Depreciation expense was $8,663 and $891 for the years ended December 31, 2010 and 2009, respectively.

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

The cost of these patents to date amounted to $19,629, and due to the high uncertainty of future cash flows from these patents and the lack of operating history, the Company recorded impairment charges for the unamortized balance of $19,450 during the period from February 25, 2004 (inception) through December 31, 2008.

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

In October, 2010, $100,000 of notes payable elected to convert their notes to common stock and were issued a total of 2,000,000 shares of common stock.

6. Commitments and Contingencies

Facility lease - The company has a one year lease commencing November 15, 2009 on its corporate offices with monthly rental of $3,350 for an aggregate annual rent expense of $40,210.

Cash concentration - The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 through December 31, 2013. The company has not experienced any losses in such accounts and does not believe that it is exposed to any significant credit risk on cash.

7.   Share Capital

a) Authorized, issued and outstanding

The Company has authorized 750,000,000 common shares, no par value. As of December 31, 2010 there were 192,789,397 common shares were issued and outstanding.

b) Loss per share

For the years ended December 31, 2010 and 2009, the weighted average number of basic and diluted common shares outstanding was 177,305,332.

8.   Income Taxes

The Company provides deferred income taxes for differences between the tax reporting bases and the financial reporting bases of assets and liabilities. The Company follows the accounting procedures established by FASB ASC 740, “Income Taxes” (formerly SFAS No. 109, “Accounting for Income Taxes.”

At December 31, 2010 and 2009, the Company had no increase or decrease in unrecognized income tax benefits for the preceding periods. There was no accrued interest or penalties relating to tax uncertainties at  December 31, 2010 and 2009. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and California. There are currently no income tax examinations underway for these jurisdictions, although the tax years ended December 31, 2010, 2009, 2008, 2007 and 2006 are all still open for examination.

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

9.   Related Party Transactions

A principal stockholder has advanced funds to the Company on an as needed basis. The balance due on these advances at December 31, 2010 and 2009 are $22,709 and $40,153, respectively, and are payable on demand with no interest.

10. Stock-Based Compensation

The Company's Board of Directors adopted the 2010 Stock Option Plan (the “Plan”) in June 2010. The Plan provides long-term incentives to employees, members of the Board, and advisers and consultants of the Company who are able to contribute towards the creation of or have created stockholder value by providing them stock options and other stock and cash incentives. Provisions such as vesting, repurchase and exercise conditions and limitations are determined by the Board of Directors on the grant date. The total number of shares that may be issued pursuant to the Plan shall not exceed 30,000,000 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Generally, shares that are forfeited or canceled from awards under the Plan also will be available for future awards. As of December 31, 2010, 26,200,000 shares of common stock are available for issuance under the Plan.

Stock options

During the year ended December 31, 2010 the Company granted 3,800,000 stock options under the Plan to certain employees, directors, and consultants. A total of 2,400,000 of the stock options were vested immediately and the balance vest monthly over a 24 month period.

During the year ended December 31, 2010 the Company granted 1,200,000 stock options under the Plan to certain nonemployees in exchange for certain consulting services and for serving on the Scientific Advisory Board. A total of 1,000,000 of the stock options were vested immediately and the balance vest monthly over a 24 month period. The Company issued 40,000 shares to an employee for services rendered. The grant was valued at $5,200, which represents the fair value of the stock on the grant date.

A summary of stock option activity for the year ended December 31, 2010 is as follows:

	Number of Options	Weighted average exercise price per share		Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2009	-		$-
Granted	3,800,000		$0.0.134
Exercised	-	$
Forfeited	-	$
Expired	-	$
Outstanding at December 31, 2010	3,800,000		$0.134	4.44
Exercisable at December 31, 2010	2,795,000		$0.135	4.44

The exercise price of each stock option shall be specified by the Board of Directors at the time of grant. The vesting period for each stock option is specified by the Board of Directors at the time of grant and is generally over a four-year period. The stock options expire five years after the grant date.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The expected life assumption is based on the expected life assumptions of similar entities. Expected volatility is based on actual share price volatility the preceding twelve months. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates. During the year ended December 31, 2010 the Company experienced no forfeitures. the weighted average grant date fair value of options granted during 2010 amounted to $0.22 per option using the Black Scholes pricing model using the following assumptions:

For the year ending:	December 31, 2010
Weighted average risk-free interest rate	0.35%
Expected life in years	5 years
Expected volatility	150%
Expected dividends	0

As of December 31, 2010 there was $181,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

The following table summarizes information about stock options outstanding at December 31, 2010:

Options outstanding				Options exercisable
Exercise prices	Quantity	Weighted Average Remaining Contractual Life	Exercise price	Quantity	Weighted Average Remaining Contractual Life	Exercise price
$0.143	1,000,000	4.5 years	$0.143	1,000,000	4.5 years	$0.143
$0.130	1,400,000	4.5 years	$0.130	1,400,000	4.5 years	$0.130
$0.130	1,200,000	4.5 years	$0.130	337,000	4.5 years	$0.130
$0.150	200,000	4.5 years	$0.150	58,000	4.5 years	$0.150
	3,800,000			2,785,000

Intrinsic Value of options outstanding and options exercisable For the year ended December 31, 2010
Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Intrinsic Value of Options Exercised
$ -	$ -	n/a

11.  New Accounting Pronouncements

In June 2009, the FASB issued amendments to the accounting rules for variable interest entities (VIEs) and for transfers of financial assets. The new guidance for VIEs eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary. In addition, qualifying special purpose entities ("QSPEs") are no longer exempt from consolidation under the amended guidance. The amendments also limit the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented, and/or when the transferor has continuing involvement with the transferred financial asset. This guidance is effective as of the beginning of a reporting entity's first annual reporting period that begins after November 15, 2009 and for interim periods within the first annual reporting period. The Company adopted this guidance on January 1, 2010. There was no impact upon adoption of this guidance.

In June 2009, the FASB issued revised guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance on January 1, 2010. There was no impact upon adoption of this guidance.

In June 2009, the FASB issued new guidance regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance which changes the accounting for equity share lending arrangements on an entity's own shares when executed in contemplation of a convertible debt offering. This guidance requires the share lending arrangement to be measured at fair value and recognized as an issuance cost. These issuance costs should then be amortized as interest expense over the life of the financing arrangement. Shares loaned under these arrangements should be excluded from computation of earnings per share. This guidance is effective for fiscal years beginning after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of the fiscal year. The Company adopted this guidance on January 1, 2010. There was no impact upon adoption of this guidance.

In January 2010, the FASB issued Accounting Standards Update ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements". This guidance requires new disclosures related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The adoption of this guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We have adopted this guidance in the financial statements presented herein, which did not have a material impact on our consolidated financial position or results of operations.