Form 10-Q
period 2011-03-31
CASCADE TECHNOLOGIES CORP
filed 2011-05-02
CIK 1324344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

The number of shares outstanding of Registrant’s common stock, par value $0.01, as of March 31, 2011, was 192,789,397.

CASCADE TECHNOLOGIES CORP.
Index to Form 10-Q Quarterly Report
to the Securities and Exchange Commission

		Page
		No.
	Part I Financial Information

Item 1	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010.	3

	Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2011 and 2010 and for the period from February 25, 2004 (Inception) to March 31, 2011.	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2011 and 2010 and for the period from February 25, 2004 (Inception) to March 31, 2011.	5

	Condensed Consolidated Statements of Shareholders’ Deficit (unaudited) for the period from February 25, 2004 (Inception) to March 31, 2011.	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T	Controls and Procedures	16

	Part II Other Information

Item 1	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3	Defaults Upon Senior Securities	17

Item 4	Submission of Matters to a Vote of Security Holders	17

Item 5	Other Information	17

Item 6	Exhibits	17

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cascade Technologies Corp.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$ 5,953	$ 23,217
Prepaid expenses	8,008	12,697
Grant proceeds receivable	23,136	168,302
Other assets	3,647	6,349
Total current assets	40,744	210,565
Property and equipment, net of depreciation	73,142	76,916
Patents, net	-	-
Deferred debt issuance costs, net of amortization of $10,891 in 2011 and $8,674 in 2010	44,547	46,764
Deposits	3,350	3,350
Total Assets	$ 161,783	$ 337,595
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 209,537	$ 218,639
Due to principal stockholder	22,709	22,709
Total Current Liabilities	232,246	241,348
Long-term Liabilities
Notes payable, less discount of $632,239 in 2011 and $659,564 in 2010	117,761	90,436
Derivative liability	297,356	295,026
Total Long-term Liabilities	415,117	385,462
Total Liabilities	647,363	626,810
Commitments and Contingencies
Stockholders’ deficit
Common stock – no par value, 750,000,000 shares authorized, 192,789,397 shares issued and outstanding at March 31, 2011 and December 31, 2010	112,405	112,405
Additional paid-in capital	757,759	725,745
Accumulated deficit during development stage	(1,355,744)	(1,127,365)
Total Stockholders’ Deficit	(485,580)	(289,215)
Total Liabilities and Stockholders’ Deficit	$ 161,783	$ 337,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cascade Technologies Corp.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (unaudited)

	Three month period ended March 31,		From February 25, 2004 (Inception) through March 31, 2011
	2011	2010
Expenses
Professional expenses	$ 39,176	$ 23,509	$ 202,237
Rent	10,055	10,050	53,615
Depreciation	3,774	434	13,847
Salary and other compensation expense	148,698	-	1,067,435
Impairment of intangible assets	-	-	19,450
Patent royalties	-	-	1,901
Consulting and outside services	3,313	-	305,651
Other general and administrative	22,981	2,354	182,749
Total operating loss	227,997	36,347	1,846,885

Other Income and Expense
Grant income	33,120	-	269,180
Interest income	-	-	561
Interest expense	(31,172)	(4,500,095)	(4,736,081)
Change in value of derivative liability	(2,330)	-	4,957,481
	(382)	(4,500,095)	491,141
Net loss	$ (228,379)	$ (4,536,442)	$ (1,355,744)
Net loss per share applicable to common shareholders:
basic	$ 0.00	$ (0.03)
diluted	$ 0.00	$ (0.03)
Weighted average number of shares used in computing net loss per share of Common Stock:
basic	192,789,397	134,720,989
diluted	192,789,397	134,720,989

The accompanying notes are an integral part of these condensed consolidated  financial statements.

Cascade Technologies Corp.

 (A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three month period ended March 31,		From February 25, 2004 (Inception) through March 31, 2011
	2011	2010
OPERATING
Net loss	$ (228,379)	$(4,536,442)	$ (1,355,744)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	3,774	434	13,847
Patent amortization and impairment	-	-	19,629
Amortization of deferred issuance costs	2,217	378	18,028
Proceeds advanced (repaid) from stockholder	-	(4,548)	22,709
Excess value of derivative liability over related loan proceeds	-	4,493,960	4,493,960
Amortization of note discount	27,325	5,477	217,761
Stock based compensation	32,014	-	673,836
Common shares issued for services	-	-	9,000
Change in valuation of derivative liability	2,330	-	(4,957,481)
Decrease (increase) in grant proceeds receivable	145,166	-	(23,136)
(Increase) decrease in other assets	2,702	-	(3,647)
(Increase) decrease in prepaid expenses	4,689	-	(8,008)
Increase in deposits	-	-	(3,350)
Increase (decrease) in accounts payable and accrued expenses	(9,102)	18,814	207,742
Cash used in operating activities	(17,264)	(21,927)	(674,854)
INVESTING
Purchase of property and equipment	-	(3,842)	(86,989)
Patent costs	-	-	(19,629)
Cash used in investing activities	-	(3,842)	(106,618)
FINANCING
Net proceeds from issuance of convertible notes	-	787,425	787,425
Cash provided by financing activities	-	787,425	787,425
Net increase (decrease) in cash and cash equivalents	(17,264)	761,656	5,953
Cash and cash equivalents, beginning of period	23,217	-	-
Cash and cash equivalents, end of period	$ 5,953	$ 761,656	$ 5,953

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
Common stock issued for services	$ -	$ -	$ 9,000
During October 2010, $100,000 of notes payable were converted to common shares.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cascade Technologies Corp.

 (A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Subscription Receivable	Total
	No. Shares	Amount
Balance at February 25, 2004 (Inception)	115,549,157	$ 1	$ -	$ -	$ (1)	$ -
Net loss for the period from February 25, 2004 (inception) through December 31, 2007	-	-	-	(12,709)	-	(12,709)
Balance at December 31, 2007	115,549,157	1	-	(12,709)	-	(12,709)
Net loss for the year ended December 31, 2008	-	-	-	(8,137)	-	(8,137)
Balance at December 31, 2008	115,549,157	1	-	(20,846)	-	(20,846)
Net loss for the year ended December 31, 2009	-	-	-	(8,688)	-	(8,688)
Balance at December 31, 2009	115,549,157	1	-	(29,534)	-	(29,534)
Stock subscription received	-	-	-	-	1	1
Shares issued to employees for services	40,026	5,200	-	-	-	5,200
Stock based compensation	-	-	636,622	-	-	636,622
Shares issued in SMI acquisition	75,020,214	(1,796)	-	-	-	(1,796)
Shares issued for outside services	180,000	9,000	-	-	-	9,000
Shares issued for convertible notes	2,000,000	100,000	89,123	-	-	189,123
Net loss for the year ended December 31, 2010	-	-	-	(1,097,831)	-	(1,097,831)
Balance at December 31, 2010	192,789,397	112,405	725,745	(1,127,365)	-	(289,215)
Stock based compensation	-	-	32,014	-	-	32,014
Net loss for the three month period ended March 31, 2011	-	-	-	(228,379)	-	(228,379)
Balance at March 31, 2011 (unaudited)	192,789,397	$ 112,405	$ 757,759	$ (1,355,744)	-	$ (485,580)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cascade Technologies Corp.

(A Development Stage Company)

 Notes to Condensed Consolidated Interim Financial Statements

 (unaudited)

1. Principal Business Activities and Summary of Significant Accounting Policies:

Interim Financial Statements

The unaudited condensed consolidated financial statements of Cascade Technologies Corp. (“Cascade”, or the “Company”), a development stage company, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim condensed consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The balance sheet information as of December 31, 2010 was derived from the audited financial statements included in Form 10K filed March 11, 2011. These interim financial statements should be read in conjunction with that report.

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

At March 31, 2011, the Company has an accumulated deficit of $1,355,744 and anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of its product line. From inception up through the merger, the Company has financed operations solely through short-term loans from a stockholder. In conjunction with the merger between Cascade and SMI in March 2010, additional working capital was obtained through the sale of $850,000 in convertible notes ($787,425 net of expenses) received on March 17, 2010. Absent securing additional working capital, the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Merger with Spectral Molecular Imaging, Inc.

Pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), entered into by and between Spectral Molecular Imaging, Inc. (“SMI”), Cascade Technologies Corp., a Wyoming corporation (“Cascade”), and SMI Merger Sub, a Nevada corporation and a wholly-owned subsidiary of Cascade (“Merger Sub”), dated as of March 8, 2010, Merger Sub merged into SMI effective on March 16, 2010, with SMI being the surviving entity (the “Merger”). As a result of the Merger, SMI became a wholly-owned subsidiary of Cascade. The transaction has been accounted for as a reverse acquisition and the accompanying condensed consolidated financial statements are those of SMI. As required by accounting guidance, authorized shares, issued and outstanding shares and per share amounts have been retroactively restated throughout these condensed consolidated financial statements and the accompanying notes to reflect Cascade’s capital structure.

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

In April 2011 the Company notified AcuNetx that it was no longer interested in pursuing the potential acquisition at this time.

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

Research and Development

Research and development costs are expensed as incurred. Total research and development costs for the three month periods ended March 31, 2011 and 2010 amounted to $159,747 and $12,838, respectively.

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

The following table summarizes fair value measurements by level at March 31, 2011 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III
Derivative liability	$ -	$ -	$ 297,356

The carrying amount of certain financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair value of borrowings is not considered to be significantly different than its carry amount because the stated rates for such debt reflect current market rates.

The following table sets forth a summary of changes in the fair value of the Company’s level 3 assets (conversion feature of notes payable) for the three month periods ended March 31, 2011 and 2010.

	Three month periods ended March 31,
Level 3 Assets - Derivative Liability	2011	2010
Beginning Balance	$ 295,026	$ -
Conversion feature issued		5,343,960
Changes in derivative liability	2,330	-
Reclassification of derivative liability		-
Ending balance	$ 297,356	$ 5,343,960

The Company used the Black-Scholes option pricing model for estimating the fair value of the note conversion feature with the following assumptions: expected remaining life of 5.76 years; risk-free interest rate of 0.30%; dividend yield of 0%; and expected volatility of 230%.

Stock-based compensation

The Company records stock-based compensation in accordance with the provisions of ASC 718 “Compensation—Stock Compensation”.

Net Loss per Common Share

Basic and diluted net loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The number of shares has been retrospectively restated to consider the effect of the stock dividend.

2.  Property and Equipment

Property and equipment, at cost, consists of the following:

	March 31, 2011	December 31, 2010
Furniture	$ 5,254	$ 5,254
Computer equipment	81,735	81,735
	86,989	86,989
Accumulated depreciation	(13,847)	(10,073)
	$ 73,142	$ 76,916

Depreciation expense was $3,774 and $434 for the three month periods ended March 31, 2011 and 2010, respectively.

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

5.   Notes Payable

The convertible notes bear interest at the rate of 0.08% and are due December 31, 2016. The notes are convertible at the option of each holder into Common Stock at an initial conversion price of $0.182 per share, subject to adjustments in the event of stock splits, dividends or the like, and new share issuance. Pursuant to the terms of the Merger Agreement between Cascade and SMI, on April 1, 2010 Cascade effected a share dividend of 2.64 additional shares of Cascade Common Stock for each one outstanding share of Cascade Common Stock (the “Stock Dividend”). The Stock Dividend increased the shares of common stock issued and outstanding from 52,354,223 to approximately 190,569,371 (after giving effect to share roundups). After completing the Stock Dividend the conversion price on the convertible notes adjusted from approximately $0.18 per share to $0.05 per share.

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

7.   Share Capital

a) Authorized, issued and outstanding

The Company has authorized 750,000,000 common shares, no par value. As of March 31, 2011 there were 192,789,397 common shares were issued and outstanding.

b) Loss per share

For the three month periods ended March 31, 2011 and 2010, the weighted average number of basic and diluted common shares outstanding was 192,789,397 and  134,720,989, respectively.

8.   Income Taxes

The Company provides deferred income taxes for differences between the tax reporting bases and the financial reporting bases of assets and liabilities. The Company follows the accounting procedures established by FASB ASC 740, “Income Taxes” (formerly SFAS No. 109, “Accounting for Income Taxes.”

At March 31, 2011 and 2010, the Company had no increase or decrease in unrecognized income tax benefits for the preceding periods. There was no accrued interest or penalties relating to tax uncertainties at  March 31, 2011 or December 31, 2010. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively.

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

9.   Related Party Transactions

A principal stockholder has advanced funds to the Company on an as needed basis. The balance due on these advances at March 31, 2011 and December 31, 2010 are $22,709 and are payable on demand with no interest.

10. Stock-Based Compensation

The Company's Board of Directors adopted the 2010 Stock Option Plan (the “Plan”) in June 2010. The Plan provides long-term incentives to employees, members of the Board, and advisers and consultants of the Company who are able to contribute towards the creation of or have created stockholder value by providing them stock options and other stock and cash incentives. Provisions such as vesting, repurchase and exercise conditions and limitations are determined by the Board of Directors on the grant date. The total number of shares that may be issued pursuant to the Plan shall not exceed 30,000,000 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Generally, shares that are forfeited or canceled from awards under the Plan also will be available for future awards. As of March 31, 2011, 26,200,000 shares of common stock are available for issuance under the Plan.

Stock options

No options were granted during the three month period ended March 31, 2011.

During the year ended December 31, 2010 the Company granted 3,800,000 stock options under the Plan to certain employees, directors, and consultants. A total of 2,400,000 of the stock options were vested immediately and the balance vest monthly over a 24 month period.

The exercise price and vesting period of each stock option is specified by the Board of Directors at the time of grant. The stock options expire five years after the grant date.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected life assumption is based on the expected life assumptions of similar entities. Expected volatility is based on actual share price volatility the preceding twelve months. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates. During the year ended December 31, 2010  and the three month period ended March 31, 2011, the Company experienced no forfeitures.

As of March 31, 2011 and December 31, 2010 there was $149,000 and $181,000, respectively, of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.2 years and 1.4 years, respectively.

11.  New Accounting Pronouncements

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The unaudited financial statements of Cascade Technologies Corp. (“Cascade”, or the “Company”), a development stage company, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The balance sheet information as of December 31, 2010 was derived from the audited financial statements included in our annual report on Form 10K filed March 11, 2011. These interim financial statements should be read in conjunction with that report.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements. All statements other than statements of historical facts contained herein, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions as described in “Risk Factors” in our 10K filed March 11, 2011.

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

Results of Operations

The loss from operations was $(228,379) and $(4,536,442) for the three month periods ended March 31, 2011 and 2010, respectively. The decrease in the loss in 2011 compared to 2010 is principally due to the reduction in interest expense by $4,468,923 compared to the prior quarter as discussed below. This decrease was offset by a $148,698 increase in salary and other compensation expenses, a $15,667 increase in professional fees, a $3,313 increase in consulting and outside services, and a $20,627 increase in other general and administrative expenses as compared to the prior period. These costs reflect a level of personnel and operations that commenced subsequent to the merger in March 2010.

Grant income of $33,120 for the year ended December 31, 2010 was pursuant to a phase II SBIR award from the National Cancer Institute shared jointly with Omega Optical, Inc.

Interest expense was $31,172 and $4,500,095 for the three month periods ended March 31, 2011 and 2010, respectively. Interest expense for 2011includes a $1,500 interest accrual, a $27,324 amortization of note discount, a $2,217 amortization of deferred debt issuance costs. Interest expense for 2010 includes a $658 interest accrual, a $5,477 amortization of note discount, and a charge of $4,493,960 related to the accrual of a $5,343,960 derivative liability due to the conversion feature on the notes payable.

The change in value of derivative liability represents the reduction of the fair value of the derivative liability by $2,330 at March 31, 2011.

Liquidity and Capital Resources

At March 31, 2011, the Company has an accumulated deficit of $1,355,744 and anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of its product line. From inception up through the merger, the Company has financed operations solely through short-term loans from a stockholder. In conjunction with the merger between Cascade and SMI in March 2010, additional working capital was obtained through the sale of $850,000 in convertible notes ($787,425 net of expenses) received on March 17, 2010. The proceeds from these notes are expected to permit the Company to fund its anticipated levels of operations through the second quarter of 2011. Absent securing additional working capital, the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Cash flow used in operations Cash utilized by operating activities was $17,264 for the three month period ended March 31, 2011. The use of cash was principally attributable to the net loss for the period of $228,379, reduced by depreciation of $3,774, deferred issuance cost amortization of $2,217, amortization of note discount of $27,325, stock based compensation of $32,014, a $2,330 decrease in the valuation of derivative liability, a decrease in grant proceeds receivable, and an decrease in accounts payable and accrued expenses of $9,102 which did not utilize or generate cash.

Cash utilized by operating activities was $21,927 for the three month period ended March 31, 2011. The use of cash was principally attributable to the net loss for the period of $4,536,442, reduced by depreciation of $434, deferred issuance cost amortization of $378, excess value of derivative liability over related loan proceeds of $4,493,960, amortization of of note discount of $5,477 and increase in accounts payable and accrued expenses of $18,814 which did not utilize or generate cash. This amount was offset by a $4,548 reduction in advance due to stockholder.

Cash flow used in investing activities Cash used in investing activities was $0 and $3,842 for the three month periods ended March 31, 2011 and 2010, respectively. The 2010 balance represent purchases of equipment.

Cash flow provided by financing activities Cash provided by financing activities was $0 and $787,425 for the for the three month periods ended March 31, 2011 and 2010, respectively. The 2010 balance represents the net proceeds from the issuance of convertible notes of $787,425.

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

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CASCADE TECHNOLOGIES CORP.

Date:	April 29, 2011	By:	/s/ Erik Lindsley
		Name:	Erik Lindsley
		Title:	President/Principal Executive Officer and Chief Financial Officer