Form 10-Q
period 2011-06-30
CASCADE TECHNOLOGIES CORP
filed 2011-08-15
CIK 1324344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

The number of shares outstanding of Registrant’s common stock, par value $0.01, as of August 1, 2011, was 209,789,397.

CASCADE TECHNOLOGIES CORP.
Index to Form 10-Q Quarterly Report
to the Securities and Exchange Commission

		Page
		No.
	Part I Financial Information

Item 1	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010.	3

	Condensed Consolidated Statements of Operations (unaudited) for the three and six month periods ended June 30, 2011 and 2010 and for the period from February 25, 2004 (Inception) to June 30, 2011.	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the three and six month periods ended June 30, 2011 and 2010 and for the period from February 25, 2004 (Inception) to June 30, 2011.	5

	Condensed Consolidated Statements of Shareholders’ Deficit (unaudited) for the period from February 25, 2004 (Inception) to June 30, 2011.	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T	Controls and Procedures	16

	Part II Other Information

Item 1	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3	Defaults Upon Senior Securities	17

Item 4	Submission of Matters to a Vote of Security Holders	17

Item 5	Other Information	17

Item 6	Exhibits	17

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cascade Technologies Corp.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$ 19,560	$ 23,217
Prepaid expenses	3,801	12,697
Grant proceeds receivable	12,480	168,302
Other assets	3,647	6,349
Total current assets	39,488	210,565
Property and equipment, net of depreciation	69,369	76,916
Patents, net	-	-
Deferred debt issuance costs, net of amortization of $21,318 and $8,674, respectively	83,787	46,764
Deposits	3,350	3,350
Total Assets	$ 195,994	$ 337,595
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 331,497	$ 218,639
Due to principal stockholder	22,709	22,709
Total Current Liabilities	354,206	241,348
Long-term Liabilities
Notes payable, less discount of $580,008 and $659,564, respectively	194,992	90,436
Derivative liability	454,297	295,026
Total Long-term Liabilities	649,289	385,462
Total Liabilities	1,003,495	626,810
Commitments and Contingencies
Stockholders’ deficit
Common stock – no par value, 750,000,000 shares authorized, 209,789,397 and 192,789,397 shares issued and outstanding in 2011 and 2010, respectively	493,405	112,405
Additional paid-in capital	1,151,093	725,745
Accumulated deficit during development stage	(2,451,999)	(1,127,365)
Total Stockholders’ Deficit	(807,501)	(289,215)
Total Liabilities and Stockholders’ Deficit	$ 195,994	$ 337,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cascade Technologies Corp.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (unaudited)

	Three month period ended June 30,		Six month period ended June 30,		From February 25, 2004 (Inception) through June 30, 2011
	2011	2010	2011	2010
Expenses
Professional expenses	$ 177,474	$ 30,659	$ 216,650	$ 54,168	$ 379,711
Rent	10,050	10,050	20,105	20,100	63,665
Depreciation	3,774	1,628	7,548	2,062	17,621
Salary and other compensation expense	672,241	573,283	791,865	573,283	1,710,602
Impairment of intangible assets	-	-	-	-	19,450
Patent royalties	-	-	-	-	1,901
Other operating expenses	21,700	122,818	47,994	125,172	510,100
Total operating loss	(856,165)	(738,438)	(1,084,162)	(774,785)	(2,703,050)

Other Income and Expense
Grant income	32,201	-	65,321	-	301,381
Interest income	-	219	-	219	561
Interest expense	(101,045)	(36,391)	(132,217)	(4,536,486)	(4,837,126)
Change in value of derivative liability	(171,246)	2,359,221	(173,576)	2,359,221	4,786,235
Total other income and expense	(240,090)	2,323,049	(240,472)	(2,177,046)	251,051
Net income (loss)	$ (1,096,255)	$1,584,611	$ (1,324,634)	$ (2,951,831)	$ (2,451,999)
Net loss per share applicable to common shareholders:
basic	$ (0.01)	$ 0.01	$ (0.01)	$ (0.02)
diluted	$ (0.01)	$ 0.01	$ (0.01)	$ (0.02)
Weighted average number of shares used in computing net loss per share of Common Stock:
basic	199,816,870	190,578,602	196,322,546	162,804,098
diluted	199,816,870	202,856,380	196,322,546	162,804,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cascade Technologies Corp.

 (A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six month period ended June 30,		From February 25, 2004 (Inception) through June 30, 2011
	2011	2010
OPERATING
Net loss	$ (1,324,634)	$(2,951,831)	$ (2,451,999)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	7,548	2,062	17,621
Patent amortization and impairment	-	-	19,629
Amortization of deferred issuance costs	12,644	3,738	28,455
Proceeds advanced (repaid) from stockholder	-	(10,954)	22,709
Excess value of derivative liability over related loan proceeds	-	4,493,960	4,493,960
Amortization of note discount	111,698	36,832	302,134
Stock based compensation	339,234	573,283	981,056
Common shares issued for services	306,000	-	315,000
Change in valuation of derivative liability	173,576	(2,359,221)	(4,786,235)
Decrease (increase) in grant proceeds receivable	155,822	-	(12,480)
(Increase) decrease in other assets	2,702	-	(3,647)
Decrease (increase) in prepaid expenses	8,896	-	(3,801)
Increase in deposits	-	-	(3,350)
Increase (decrease) in accounts payable and accrued expenses	112,857	44,447	329,700
Cash used in operating activities	(93,657)	(167,684)	(751,247)
INVESTING
Purchase of property and equipment	-	(23,878)	(86,989)
Patent costs	-	-	(19,629)
Cash used in investing activities	-	(23,878)	(106,618)
FINANCING
Net proceeds from issuance of convertible notes	90,000	787,425	877,425
Cash provided by financing activities	90,000	787,425	877,425
Net increase (decrease) in cash and cash equivalents	(3,657)	595,683	19,560
Cash and cash equivalents, beginning of period	23,217	-	-
Cash and cash equivalents, end of period	$ 19,560	$ 595,683	$ 19,560

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
Common stock issued for services	$ 306,000	$ -	$ 315,000
During October 2010, $100,000 of notes payable were converted to common shares. During May and June, 2011, $75,000 of notes payable were converted to common shares.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cascade Technologies Corp.

 (A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Subscription Receivable	Total
	No. Shares	Amount
Balance at February 25, 2004 (Inception)	115,549,157	$ 1	$ -	$ -	$ (1)	$ -
Net loss for the period from February 25, 2004 (inception) through December 31, 2007	-	-	-	(12,709)	-	(12,709)
Balance at December 31, 2007	115,549,157	1	-	(12,709)	-	(12,709)
Net loss for the year ended December 31, 2008	-	-	-	(8,137)	-	(8,137)
Balance at December 31, 2008	115,549,157	1	-	(20,846)	-	(20,846)
Net loss for the year ended December 31, 2009	-	-	-	(8,688)	-	(8,688)
Balance at December 31, 2009	115,549,157	1	-	(29,534)	-	(29,534)
Stock subscription received	-	-	-	-	1	1
Shares issued to employees for services	40,026	5,200	-	-	-	5,200
Stock based compensation	-	-	636,622	-	-	636,622
Shares issued in SMI acquisition	75,020,214	(1,796)	-	-	-	(1,796)
Shares issued for outside services	180,000	9,000	-	-	-	9,000
Shares issued for convertible notes	2,000,000	100,000	89,123	-	-	189,123
Net loss for the year ended December 31, 2010	-	-	-	(1,097,831)	-	(1,097,831)
Balance at December 31, 2010	192,789,397	112,405	725,745	(1,127,365)	-	(289,215)
Stock based compensation	-	-	339,234	-	-	339,234
Warrants issued for debt issuance costs	-	-	39,667	-	-	39,667
Shares issued to employee for services	6,000,000	192,000	-	-	-	192,000
Shares issued for outside services	9,500,000	114,000	-	-	-	114,000
Shares issued for convertible notes	1,500,000	75,000	46,447	-	-	121,447
Net loss for the six month period ended June 30, 2011	-	-	-	(1,324,634)	-	(1,324,634)
Balance at June 30, 2011 (unaudited)	209,789,397	$ 493,405	$ 1,151,093	$ (2,451,999)	-	$ (807,501)

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

At June 30, 2011, the Company has an accumulated deficit of $2,451,999 and anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of its product line. From inception up through the merger, the Company has financed operations solely through short-term loans from a stockholder. In conjunction with the merger between Cascade and SMI in March 2010, additional working capital was obtained through the sale of $850,000 in convertible notes ($787,425 net of expenses) received on March 17, 2010. In May 2011 an additional sale of $100,000 in convertible notes provided net proceeds of $90,000. Absent securing additional working capital, the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Intangible Assets

Our policy is to protect our intellectual property by licensing or obtaining U.S. and foreign patents to protect technology, inventions, and improvements important to the development of our business. Patents are carried at cost less accumulated amortization which is calculated on a straight-line basis over a period of 15 years.

The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends, and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Basis of Consolidation

Our consolidated financial statements include the accounts of the company and our wholly-owned subsidiary SMI. All intercompany transactions have been eliminated in consolidation.

Revenue Recognition

The Company has not yet commenced the FDA review process for its products.

Government Research Grants

Government research grants that provide for payments to the Company for work performed are recognized as income when the related expenses are incurred.

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

Research and Development

Research and development costs are expensed as incurred. Total research and development costs for the three and six month periods ended June 30, 2011 and 2010 and the period from February 25, 2004 (inception) to June 30, 2011 were as follows.

	Three month period ended June 30,		Six month period ended June 30,		From February 25, 2004 (Inception) through June 30, 2011
	2011	2010	2011	2010
Research and development costs	$ 678,691	$ 707,779	$ 867,512	$720,617	$ 2,323,338

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

The following table summarizes fair value measurements by level at June 30, 2011 and December 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

	June 30, 2011			December 31, 2010
	Level I	Level II	Level III	Level I	Level II	Level III
Derivative liability	$ -	$ -	$ 454,297	$ -	$ -	$ 295,026

The carrying amount of certain financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair value of borrowings is not considered to be significantly different than its carry amount because the stated rates for such debt reflect current market rates.

The following table sets forth a summary of changes in the fair value of the Company’s level 3 assets (conversion feature of notes payable) for the six month periods ended June 30, 2011 and 2010.

	Six month periods ended June 30,
Level 3 Assets - Derivative Liability	2011	2010
Beginning Balance	$ 295,026	$ -
Conversion feature issued	32,142	5,343,960
Changes in derivative liability	173,576	(2,359,221)
Reclassification of derivative liability	(46,447)	-
Ending balance	$ 454,297	$ 2,984,739

The Company used the Black-Scholes option pricing model for estimating the fair value of the note conversion feature with the following assumptions: expected remaining life of 5.51 years; risk-free interest rate of 0.20%; dividend yield of 0%; and expected volatility of 260%.

Stock-based compensation

The Company records stock-based compensation in accordance with the provisions of ASC 718 “Compensation—Stock Compensation”.

Net Loss per Common Share

Basic and diluted net loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The number of shares has been retrospectively restated to consider the effect of the stock dividend in March 2010.

2.  Property and Equipment

Property and equipment, at cost, consists of the following:

	June 30, 2011	December 31, 2010
Furniture	$ 5,254	$ 5,254
Computer equipment	81,735	81,735
	86,989	86,989
Accumulated depreciation	(17,620)	(10,073)
	$ 69,369	$ 76,916

Depreciation expense was $3,774 and $1,628 for the three month periods ended June 30, 2011 and 2010, and $7,548 and $2,062 for the six month periods ended June 30, 2011 and 2010, respectively.

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

5.   Notes Payable

Series 2011 Convertible Note

The Series 2011 convertible note bears interest at the rate of 15% and is due December 31, 2012. The note is convertible at the option of the holder into Common Stock at an conversion price of $0.05 per share, subject to adjustments in the event of stock splits, dividends or the like, and new share issuance. Interest is payable on maturity, or earlier upon conversion, acceleration, or redemption.

The Series 2011 convertible note was sold pursuant to a referral agreement that provided for a cash payment equal to 10% of each note and 2,000,000 common stock warrant exercisable for $0.05 per share for a period of five years for each $100,000 increment of Series 2011 convertible notes. A total of $100,000 in convertible notes were placed pursuant to this referral agreement and, accordingly, the Company paid $10,000 in referral fees and issued 2,000,000 common stock warrants exercisable for $0.05 per share.

Series 2010 Convertible Notes

The Series 2010 convertible notes bear interest at the rate of 0.08% and are due December 31, 2016. The notes are convertible at the option of each holder into Common Stock at an initial conversion price of $0.182 per share, subject to adjustments in the event of stock splits, dividends or the like, and new share issuance. Pursuant to the terms of the Merger Agreement between Cascade and SMI, on April 1, 2010 Cascade effected a share dividend of 2.64 additional shares of Cascade Common Stock for each one outstanding share of Cascade Common Stock (the “Stock Dividend”). The Stock Dividend increased the shares of common stock issued and outstanding from 52,354,223 to approximately 190,569,371 (after giving effect to share roundups). After completing the Stock Dividend the conversion price on the convertible notes adjusted from approximately $0.182 per share to $0.05 per share.

The Series 2010 convertible notes are automatically converted into Common Stock on the first trading day following the date on which all of the following shall have occurred (and, as applicable, be continuing):

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

In October, 2010, $100,000 of Series 2010 convertible notes payable elected to convert their notes to common stock and were issued a total of 2,000,000 shares of common stock. In May, 2011, an additional $75,000 of Series 2010 convertible notes payable elected to convert their notes to common stock and were issued a total of 1,500,000 shares of common stock.

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

7.   Share Capital

a) Authorized, issued and outstanding

The Company has authorized 750,000,000 common shares, no par value. As of June 30, 2011 there were 209,789,397 common shares were issued and outstanding.

b) Loss per share

For the three and six month periods ended June 30, 2011, the weighted average number of basic and diluted common shares outstanding was 199,816,870 and 196,322,546, respectively. For the three month period ended June 30, 2010, the weighted average number of basic and diluted common shares outstanding was 190,578,602 and 202,856,380, respectively. For the six month period ended June 30, 2010, the weighted average number of basic and diluted common shares outstanding was 162,804,098 and 162,804,098, respectively.

8.   Income Taxes

The Company provides deferred income taxes for differences between the tax reporting bases and the financial reporting bases of assets and liabilities. The Company follows the accounting procedures established by FASB ASC 740, “Income Taxes” (formerly SFAS No. 109, “Accounting for Income Taxes.”

At June 30, 2011 and 2010, the Company had no increase or decrease in unrecognized income tax benefits for the preceding periods. There was no accrued interest or penalties relating to tax uncertainties at June 30, 2011 or December 31, 2010. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and California. There are currently no income tax examinations underway for these jurisdictions, although the tax years ended December 31, 2010, 2009, 2008, 2007, and 2006 are all still open for examination.

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

9.   Related Party Transactions

A principal stockholder has advanced funds to the Company on an as needed basis. The balance due on these advances at June 30, 2011 and December 31, 2010 are $22,709 and are payable on demand with no interest.

10. Stock-Based Compensation

The Company's Board of Directors adopted the 2010 Stock Option Plan (the “Plan”) in June 2010. The Plan provides long-term incentives to employees, members of the Board, and advisers and consultants of the Company who are able to contribute towards the creation of or have created stockholder value by providing them stock options and other stock and cash incentives. Provisions such as vesting repurchase and exercise conditions and limitations are determined by the Board of Directors on the grant date. The total number of shares that may be issued pursuant to the Plan shall not exceed 30,000,000 shares, subject to adjustment in the event of certain recapitalizations, reorganizations, and similar transactions. Generally, shares that are forfeited or canceled from awards under the Plan also will be available for future awards.

As of June 30, 2011, 16,200,000 shares of common stock are available for issuance under the Plan.

Stock options

During the six month period ended June 30, 2011, the Company granted 10,000,000 stock options under the Plan to certain employees, directors, and consultants. All of the stock options granted were vested immediately.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected life assumption is based on the expected life assumptions of similar entities. Expected volatility is based on actual share price volatility the preceding twelve months. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with an expected term ranging from 2.5 to 5 years used as the input to the Black-Scholes model. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates. During the year ended December 31, 2010 and the six month period ended June 30, 2011, the Company experienced no forfeitures.

As of June 30, 2011 there was $117,340 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.2 years and 1.4 years, respectively.

10.  Unregistered Sales of Equity Securities

On May 5, 2011, the Company announced that it issued a total of 9,500,000 shares of common stock pursuant to an agreement with members of the Law Offices of Aaron A. Grunfeld & Associate (“Grunfeld”), the Company’s legal counsel. The issuance of shares was in consideration of the reduction in the outstanding balance due Grunfeld by $15,365 to $70,000, deferral of payment of this balance until August 1, 2011, and a deferred retainer agreement that assures the Company of ongoing legal representation without payment until July 15, 2011.

The agreement provides that the deferral of payment of the outstanding balance is to be accelerated on the date the Company has obtained an aggregate of debt and/or equity financing gross proceeds of at least $600,000, or by payment of 7.5% of any revenue or other funds obtained by the Company prior to August 1, 2011.

The agreement provides for a monthly retainer payment of $4,500 for up to 12 hours of services and that additional services will be billed at a rate of $425 per hour. No payments are required under this agreement until July 15, 2011.

Of the 9,500,000 shares of common stock issued to Grunfeld, a total of 2,701,000 can be repurchased by the Company for $145,000. This option to reacquire the shares is only exercisable upon the resignation of certain members of Grunfeld as legal counsel for the Company and is subject to reduction for each month of services provided by Grunfeld. Commencing June 1, 2011 and continuing on the first day of the following 16 months, the number of shares that may be repurchased and the cost of reacquiring the shares are reduced by 858,824 and $8,529, respectively. As of June 30, 2011, no shares have been repurchased by the Company pursuant to this option.

12.  New Accounting Pronouncements

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

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements. All statements other than statements of historical facts contained herein, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions as described in “Risk Factors” in our 10K filed March 11, 2011.

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

Results of Operations

The loss from operations was $(1,324,634) and $(2,951,831) for the six month periods ended June 30, 2011 and 2010, respectively. The decrease in the loss in 2011 compared to 2010 is principally due to the reduction in interest expense by $4,404,269 as discussed below. This amount was offset by a $218,582 increase in salary and other compensation expenses principally due to the Chief Executive Officer not becoming an employee until July 2010; a $162,482 increase in professional fees principally related to fund raising activity; and a $77,178 decrease in other operating expenses principally due to reduced levels of research and development activity in 2011.

Grant income of $65,321for the six month period ended June 30, 2011 was pursuant to a phase II SBIR award from the National Cancer Institute shared jointly with Omega Optical, Inc.

Interest expense was $132,217 and $4,536,486 for the six month periods ended June 30, 2011 and 2010, respectively. Interest expense for 2011 includes $111,698 of amortization of note discount and $12,644 of amortization of deferred debt issuance costs. Interest expense for 2010 includes $36,832 of amortization of note discount, $2,618 of amortization of deferred debt issuance costs and a charge of $4,493,960 related to the accrual of a $5,343,960 derivative liability due to the conversion feature on the notes payable.

The change in value of derivative liability represents the reduction of the fair value of the derivative liability at period end.

Liquidity and Capital Resources

At June 30, 2011, the Company has an accumulated deficit of $2,451,999 and anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of its product line. From inception up through the merger, the Company has financed operations solely through short-term loans from a stockholder. In conjunction with the merger between Cascade and SMI in March 2010, additional working capital was obtained through the sale of $850,000 in convertible notes ($787,425 net of expenses) received on March 17, 2010. In May 2011 an additional sale of $100,000 in convertible notes provided net proceeds of $90,000. The proceeds from these notes are expected to permit the Company to fund its anticipated levels of operations through the third quarter of 2011. Absent securing additional working capital, the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Cash flow used in operations Cash utilized by operating activities was $93,657 for the six month period ended June 30, 2011. The use of cash was principally attributable to the net loss for the period of $1,324,634, reduced by depreciation of $7,548, deferred issuance cost amortization of $12,644, amortization of note discount of $111,698, stock based compensation of $339,234, common shares issued for services of $306,000, a $173,573 increase in the valuation of derivative liability, a decrease in grant proceeds receivable of $155,822, and a increase in accounts payable and accrued expenses of $112,856, which did not utilize or generate cash.

Cash utilized by operating activities was $167,684 for the six months ended June 30, 2010. The use of cash was principally attributable to the net loss from operations for the period of $2,951,831, reduced by depreciation of $2,062, deferred issuance cost amortization of $3,738, repayment of advances from stockholder of $10,954, excess value of derivative liability over related loan proceeds of $4,493,960, amortization of note discount of $36,832, stock based compensation of $573,283, a $2,359,221 decrease in the valuation of derivative liability and an increase in accounts payable of $44,447 which did not utilize cash.

Cash flow used in investing activities Cash used in investing activities was $0 and $23,878 for the six month periods ended June 30, 2011 and 2010, respectively. The 2010 balance represent purchases of equipment.

Cash flow provided by financing activities Cash provided by financing activities was $90,000 and $787,425 for the six month periods ended June 30, 2011 and 2010, respectively. Amounts for both periods represent the net proceeds from the issuance of convertible notes.

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

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CASCADE TECHNOLOGIES CORP.

Date:	August 15, 2011	By:	/s/ Gene Scher
		Name:	Gene Scher
		Title:	President/Principal Executive Officer and Chief Financial Officer