Form 10-Q
period 2011-09-30
CASCADE TECHNOLOGIES CORP
filed 2011-11-14
CIK 1324344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

The number of shares outstanding of Registrant’s common stock, par value $0.01, as of November 1, 2011, was 210,289,397.

CASCADE TECHNOLOGIES CORP.
Index to Form 10-Q Quarterly Report
to the Securities and Exchange Commission

		Page
		No.
	Part I Financial Information

Item 1	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010.	3

	Condensed Consolidated Statements of Operations (unaudited) for the nine month periods ended September 30, 2011 and 2010 and for the period from February 25, 2004 (Inception) to September 30, 2011.	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the three and nine month periods ended September 30, 2011 and 2010 and for the period from February 25, 2004 (Inception) to September 30, 2011.	5

	Condensed Consolidated Statements of Shareholders’ Deficit (unaudited) for the period from February 25, 2004 (Inception) to September 30, 2011.	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T	Controls and Procedures	16

	Part II Other Information

Item 1	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3	Defaults Upon Senior Securities	17

Item 4	Submission of Matters to a Vote of Security Holders	17

Item 5	Other Information	17

Item 6	Exhibits	17

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cascade Technologies Corp.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$ 97,891	$ 23,217
Prepaid expenses	22,611	12,697
Grant proceeds receivable	12,120	168,302
Other assets	3,646	6,349
Total current assets	136,268	210,565
Property and equipment, net of depreciation	65,594	76,916
Patents, net	-	-
Deferred debt issuance costs, net of amortization of $23,864 and $8,674, respectively	153,602	46,764
Deposits	3,350	3,350
Total Assets	$ 358,814	$ 337,595
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 352,160	$ 218,639
Due to principal stockholder	36,741	22,709
Total Current Liabilities	388,901	241,348
Long-term Liabilities
Notes payable, less discount of $588,777 and $659,564, respectively	371,223	90,436
Derivative liability	342,957	295,026
Total Long-term Liabilities	714,180	385,462
Total Liabilities	1,103,081	626,810
Commitments and Contingencies
Stockholders’ deficit
Common stock – no par value, 750,000,000 shares authorized, 210,289,397 and 192,789,397 shares issued and outstanding in 2011 and 2010, respectively	518,405	112,405
Additional paid-in capital	1,297,489	725,745
Accumulated deficit during development stage	(2,560,161)	(1,127,365)
Total Stockholders’ Deficit	(744,267)	(289,215)
Total Liabilities and Stockholders’ Deficit	$ 358,814	$ 337,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cascade Technologies Corp.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (unaudited)

	Three month period ended September 30,		Nine month period ended September 30,		From February 25, 2004 (Inception) through September 30, 2011
	2011	2010	2011	2010
Expenses
Professional expenses	$ 29,175	$ 43,637	$ 245,825	$ 97,805	$ 408,886
Rent	10,050	10,060	30,155	30,160	73,715
Depreciation	3,774	2,827	11,322	4,888	21,395
Salary and other compensation expense	174,253	347,336	969,988	1,014,794	2,191,063
Impairment of intangible assets	-	-	-	-	19,450
Patent royalties	-	-	-	-	1,901
Other operating expenses	21,831	70,921	69,825	101,919	229,592
Total operating loss	(242,953)	(474,781)	(1,327,115)	(1,249,568)	(2,946,002)

Other Income and Expense
Grant income	38,161	-	103,482	-	339,541
Interest income	-	315	-	535	562
Interest expense	(73,690)	(35,555)	(205,907)	(4,572,041)	(4,910,817)
Change in value of derivative liability	170,320	1,824,807	(3,256)	4,184,028	4,956,555
Total other income and expense	134,791	1,789,567	(105,681)	(387,478)	385,841
Net income (loss)	$ (108,162)	$ 1,314,786	$ (1,432,796)	$ (1,637,044)	$ (2,560,161)
Net loss per share applicable to common shareholders:
basic	$ (0.00)	$ 0.01	$ (0.01)	$ (0.01)	-
diluted	$ (0.00)	$ 0.01	$ (0.01)	$ (0.01)	-
Weighted average number of shares used in computing net loss per share of Common Stock:
basic	210,229,614	190,609,371	201,009,177	172,174,373	-
diluted	210,229,614	199,796,871	201,009,177	172,174,373	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cascade Technologies Corp.

 (A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine month period ended September 30,		From February 25, 2004 (Inception) through September 30, 2011
	2011	2010
OPERATING
Net loss	$ (1,432,796)	$ (1,637,044)	$ (2,560,161)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	11,322	4,888	21,395
Patent amortization and impairment		-	19,629
Amortization of deferred issuance costs	15,190	5,978	31,001
Proceeds advanced (repaid) from stockholder	-	11,755	22,709
Excess value of derivative liability over related loan proceeds	-	4,493,960	4,493,960
Amortization of note discount	167,956	69,028	358,392
Stock based compensation	400,166	588,232	1,041,988
Common shares issued for services	306,000	-	315,000
Change in valuation of derivative liability	3,256	(4,184,028)	(4,956,555)
Decrease (increase) in grant proceeds receivable	156,182	-	(12,120)
(Increase) decrease in other assets	2,702	-	(3,647)
Decrease (increase) in prepaid expenses	(9,914)	(20,580)	(22,611)
Increase in deposits	-	-	(3,350)
Increase (decrease) in accounts payable and accrued expenses	144,610	59,146	361,454
Cash used in operating activities	(235,326)	(608,665)	(892,916)
INVESTING
Purchase of property and equipment	-	(47,853)	(86,989)
Patent costs	-	-	(19,629)
Cash used in investing activities	-	(47,853)	(106,618)
FINANCING
Net proceeds from issuance of convertible notes	310,000	787,425	1,097,425
Cash provided by financing activities	310,000	787,425	1,097,425
Net increase (decrease) in cash and cash equivalents	74,674	130,907	97,891
Cash and cash equivalents, beginning of period	23,217	-	-
Cash and cash equivalents, end of period	$ 97,891	$ 130,907	$ 97,891

Cash paid during the year for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
Common stock issued for services	$ 306,000	$ -	$ 315,000

During October 2010, $100,000 of notes payable were converted to common shares.

During May and June, 2011, $75,000 of notes payable were converted to common shares.

During July 2011, $25,000 of notes payable were converted to common shares.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cascade Technologies Corp.

 (A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Subscription Receivable	Total
	No. Shares	Amount
Balance at February 25, 2004 (Inception)	115,549,157	$ 1	$ -	$ -	$ (1)	$ -
Net loss for the period from February 25, 2004 (inception) through December 31, 2007	-	-	-	(12,709)	-	(12,709)
Balance at December 31, 2007	115,549,157	1	-	(12,709)	-	(12,709)
Net loss for the year ended December 31, 2008	-	-	-	(8,137)	-	(8,137)
Balance at December 31, 2008	115,549,157	1	-	(20,846)	-	(20,846)
Net loss for the year ended December 31, 2009	-	-	-	(8,688)	-	(8,688)
Balance at December 31, 2009	115,549,157	1	-	(29,534)	-	(29,534)
Stock subscription received	-	-	-	-	1	1
Shares issued to employees for services	40,026	5,200	-	-	-	5,200
Stock based compensation	-	-	636,622	-	-	636,622
Shares issued in SMI acquisition	75,020,214	(1,796)	-	-	-	(1,796)
Shares issued for outside services	180,000	9,000	-	-	-	9,000
Shares issued for convertible notes	2,000,000	100,000	89,123	-	-	189,123
Net loss for the year ended December 31, 2010	-	-	-	(1,097,831)	-	(1,097,831)
Balance at December 31, 2010	192,789,397	112,405	725,745	(1,127,365)	-	(289,215)
Stock based compensation	-	-	400,166	-	-	400,166
Warrants issued for debt issuance costs	-	-	119,084	-	-	119,084
Shares issued to employee for services	6,000,000	192,000	-	-	-	192,000
Shares issued for outside services	9,500,000	114,000	-	-	-	114,000
Shares issued for convertible notes	2,000,000	100,000	52,494	-	-	152,494
Net loss for the nine month period ended September 30, 2011	-	-	-	(1,432,796)	-	(1,432,796)
Balance at September 30, 2011 (unaudited)	210,289,397	$ 518,405	$ 1,297,489	$ (2,560,161)	-	$ (744,267)

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

At September 30, 2011, the Company has an accumulated deficit of $(2,560,161) and anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of its product line. From inception up through the merger, the Company has financed operations solely through short-term loans from a stockholder. In conjunction with the merger between Cascade and SMI in March 2010, additional working capital was obtained through the sale of $850,000 in convertible notes ($787,425 net of expenses) received on March 17, 2010. In May and July, 2011 an additional sale of $100,000 and $200,000 in convertible notes, respectively, provided net proceeds of $310,000. In October 2011, the Company entered into an agreement regarding the placement of $4,000,000 in 8% convertible notes – See Note 11 – Subsequent Events. Absent continuing to secure additional working capital, the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Research and Development

Research and development costs are expensed as incurred. Total research and development costs for the three and nine month periods ended September 30, 2011 and 2010 and the period from February 25, 2004 (inception) to September 30, 2011 were as follows.

	Three month period ended September 30,		Nine month period ended September 30,		From February 25, 2004 (Inception) through September 30, 2011
	2011	2010	2011	2010
Research and development costs	$ 213,778	$ 431,134	$ 1,081,290	$ 1,151,763	$ 2,537,116

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

The following table summarizes fair value measurements by level at September 30, 2011 and December 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

	September 30, 2011			December 31, 2010
	Level I	Level II	Level III	Level I	Level II	Level III
Derivative liability	$ -	$ -	$ 342,957	$ -	$ -	$ 295,026

The carrying amount of certain financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair value of borrowings is not considered to be significantly different than its carry amount because the stated rates for such debt reflect current market rates.

The following table sets forth a summary of changes in the fair value of the Company’s level 3 assets (conversion feature of notes payable) for the nine month periods ended September 30, 2011 and 2010.

	Nine month periods ended September 30,
Level 3 Assets - Derivative Liability	2011	2010
Beginning Balance	$ 295,026	$ -
Conversion feature issued	97,169	5,343,960
Changes in derivative liability	3,256	(4,184,028)
Reclassification of derivative liability	(52,494)	-
Ending balance	$ 342,957	$ 1,159,932

The Company used the Black-Scholes option pricing model for estimating the fair value of the note conversion feature with the following assumptions: expected remaining life of 1.13 - 5.26 years; risk-free interest rate of 0.13%; dividend yield of 0%; and expected volatility of 233%.

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

2.  Property and Equipment

Property and equipment, at cost, consists of the following:

	September 30, 2011	December 31, 2010
Furniture	$ 5,254	$ 5,254
Computer equipment	81,735	81,735
	86,989	86,989
Accumulated depreciation	(21,395)	(10,073)
	$ 65,594	$ 76,916

Depreciation expense was $3,774 and $2,827 for the three month periods ended September 30, 2011 and 2010, and $11,322 and $4,888 for the nine month periods ended September 30, 2011 and 2010, respectively.

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

5.   Notes Payable

Series 2011 Convertible Notes

The Series 2011 convertible notes bear interest at the rate of 15% and are due 18 months from the date of issuance. The notes are convertible at the option of the holder into Common Stock at an conversion price of $0.05 per share, subject to adjustments in the event of stock splits, dividends or the like, and new share issuance by reclassification of the Company’s shares. Interest is payable on maturity, or earlier upon conversion, acceleration, or redemption.

The Series 2011 convertible notes were sold pursuant to a referral agreement that provided for a cash payment equal to 10% of each note and 2,000,000 common stock warrant exercisable for $0.05 per share for a period of five years for each $100,000 increment of Series 2011 convertible notes. A total of $300,000 in convertible notes were placed pursuant to this referral agreement and, accordingly, the Company paid $30,000 in referral fees and committed to issue 6,000,000 common stock warrants exercisable for $0.05 per share. With respect to the $200,000 in notes placed on August 10, 2011, Gene Scher, the Company’s President and Chief Operating and Financial Officer, received $20,000 in referral fees related to his assistance in placing the notes. See Note 9: Related Party Transactions.

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

In October, 2010, $100,000 of Series 2010 convertible notes payable elected to convert their notes to common stock and were issued a total of 2,000,000 shares of common stock. In May and July, 2011, an additional $100,000 of Series 2010 convertible notes payable elected to convert their notes to common stock and were issued a total of 2,000,000 shares of common stock.

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

7.   Share Capital

a) Authorized, issued and outstanding

The Company has authorized 750,000,000 common shares, no par value. As of September 30, 2011 there were 210,289,397 common shares were issued and outstanding.

b) Loss per share

For the three and nine month periods ended September 30, 2011, the weighted average number of basic and diluted common shares outstanding was 210,229,614 and 201,009,177, respectively. For the three month period ended September 30, 2010, the weighted average number of basic and diluted common shares outstanding was 190,609,371 and 199,796,871, respectively. For the nine month period ended September 30, 2010, the weighted average number of basic and diluted common shares outstanding was 172,174,373.

8.   Income Taxes

The Company provides deferred income taxes for differences between the tax reporting bases and the financial reporting bases of assets and liabilities. The Company follows the accounting procedures established by FASB ASC 740, “Income Taxes”.

At September 30, 2011 and 2010, the Company had no increase or decrease in unrecognized income tax benefits for the preceding periods. There was no accrued interest or penalties relating to tax uncertainties at September 30, 2011 or December 31, 2010. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively.

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

9.   Related Party Transactions

Gene Scher, the Company’s President and Chief Operating and Financial Officer, received $20,000 in referral fees related to his assistance in placing $200,000 in convertible notes on August 10, 2011.

A principal stockholder has advanced funds to the Company on an as needed basis. The balance due on these advances at September 30, 2011 and December 31, 2010 are $32,741 and $22,709, respectively, and are payable on demand with no interest.

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

As of September 30, 2011, 16,200,000 shares of common stock are available for issuance under the Plan.

Stock options

During the nine month period ended September 30, 2011, the Company granted 10,000,000 stock options under the Plan to certain employees, directors, and consultants. All of the stock options granted were vested immediately.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected life assumption is based on the expected life assumptions of similar entities. Expected volatility is based on actual share price volatility the preceding twelve months. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with an expected term ranging from 2.5 to 5 years used as the input to the Black-Scholes model. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates. During the year ended December 31, 2010 and the nine month period ended September 30, 2011, the Company experienced no forfeitures.

As of September 30, 2011 there was $85,404 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 0.7 years and 1.4 years, respectively.

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

Of the 9,500,000 shares of common stock issued to Grunfeld, a total of 2,701,000 can be repurchased by the Company for $145,000. This option to reacquire the shares is only exercisable upon the resignation of certain members of Grunfeld as legal counsel for the Company and is subject to reduction for each month of services provided by Grunfeld. Commencing June 1, 2011 and continuing on the first day of the following 16 months, the number of shares that may be repurchased and the cost of reacquiring the shares are reduced by 858,824 and $8,529, respectively. As of September 30, 2011, no shares have been repurchased by the Company pursuant to this option.

11.   Subsequent Event

Steeltown Consulting Contract

On October 4, 2011, the Company entered into a contract with Steeltown Consulting Group, LLC, a Pennsylvania Limited Liability Company, for consulting services related to product development, business development, identification of sources of financing and capital, and strategic alliances/acquisition assistance. The agreement provides for the issuance of 900,000 shares of restricted common stock on an ongoing monthly basis at a purchase price of $.0001per share, and can be cancelled by either party with 30 days’ notice.

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

Results of Operations

The loss from operations was $(1,432,796) and $(1,637,044) for the nine month periods ended September 30, 2011 and 2010, respectively. The decrease in the loss in 2011 compared to 2010 is principally due to the reduction in interest expense as discussed below. This amount was offset by an increase in professional fees principally related to fund raising activity; and a decrease in subcontractor and programmers compensation due to reduced levels of research and development activity in 2011.

Grant income of $103,482 the nine month period ended September 30, 2011 was pursuant to a phase II SBIR award from the National Cancer Institute shared jointly with Omega Optical, Inc.

Interest expense was $205,907 and $4,572,041 for the nine month periods ended September 30, 2011 and 2010, respectively. Interest expense for 2011 includes $167,956 of amortization of note discount and $15,190 of amortization of deferred debt issuance costs. Interest expense for 2010 includes $69,028 of amortization of note discount and $5,978 of amortization of deferred debt issuance costs.

The change in value of derivative liability represents the reduction of the fair value of the derivative liability at period end based on several factors, including the stock price and the volatility of the stock price during the period.

Liquidity and Capital Resources

At September 30, 2011, the Company has an accumulated deficit of $(2,560,161) and anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of its product line. From inception up through the merger, the Company has financed operations solely through short-term loans from a stockholder. In conjunction with the merger between Cascade and SMI in March 2010, additional working capital was obtained through the sale of $850,000 in convertible notes ($787,425 net of expenses) received on March 17, 2010. In May and July, 2011 an additional sale of convertible notes provided net proceeds of $310,000. The proceeds from these notes are expected to permit the Company to fund its anticipated levels of operations through the third quarter of 2011. Absent continuing to secure additional working capital, the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Cash flow used in operations Cash utilized by operating activities was $235,326 for the nine month period ended September 30, 2011. The use of cash was principally attributable to the net loss for the period of $1,432,796, reduced by depreciation of $11,322, deferred issuance cost amortization of $15,190, amortization of note discount of $67,956, stock based compensation of $400,166, common shares issued for services of $306,000, a $3,256 increase in the valuation of derivative liability, a decrease in grant proceeds receivable of $156,182, and an increase in accounts payable and accrued expenses of $144,610, which did not utilize or generate cash.

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

Cash flow used in investing activities Cash used in investing activities was $0 and $47,853 for the nine month periods ended September 30, 2011 and 2010, respectively. The 2010 balance represent purchases of equipment.

Cash flow provided by financing activities Cash provided by financing activities was $310,000 and $787,425 for the nine month periods ended September 30, 2011 and 2010, respectively. Amounts for both periods represent the net proceeds from the issuance of convertible notes.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Subsequent Event

Steeltown Consulting Contract

On October 4, 2011, the Company entered into a contract with Steeltown Consulting Group, LLC, a Pennsylvania Limited Liability Company, for consulting services related to product development, business development, identification of sources of financing and capital, and strategic alliances/acquisition assistance. The agreement provides for the issuance of 900,000 shares of restricted common stock on an ongoing monthly basis at a purchase price of $.0001per share, and can be cancelled by either party with 30 days’ notice.

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

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.    OTHER INFORMATION

Not Applicable

ITEM 6.   EXHIBITS

Number	Exhibit
3.1	Amended and Restated Articles of Incorporation of the registrant
3.2	By-laws of the registrant
4.1	Form of Securities Purchase Agreement (1)
4.2	Form of Convertible Note (2)
10.1	Memorandum of Agreement between Cascade Technologies Corp. and Spectral Molecular Imaging, Inc. (3)
10.2	Amendment No. 1 to the Memorandum of Agreement between Cascade Technologies Corp. and Spectral Molecular Imaging Inc. (4)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.SCH	XBRL Taxonomy Extension Schema Document**

(1)	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on March 24, 2010
(2)	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on March 24, 2010
(3)	Incorporated by reference to the Exhibits filed with our Form 10-K filed with the SEC on December 15, 2009
(4)	Incorporated by reference to Exhibits filed with our Form 10-Q filed with the SEC on January 8, 2010
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

CASCADE TECHNOLOGIES CORP.

Date:	November 14, 2011	By:	/s/ Gene Scher
		Name:	Gene Scher
		Title:	President/Principal Executive Officer and Chief Financial Officer