Form 10-K
period 2011-12-31
CASCADE TECHNOLOGIES CORP
filed 2012-03-27
CIK 1324344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Non-accelerated filer   ☐(Do not check if a smaller reporting company)    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate worldwide market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $4,466,431 based on the closing price of $0.04 per share on that date.

The number of shares of the registrant’s Common Stock outstanding as of December 31, 2011 was 212,089,397.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

Business

Risk Factors

20

Legal Proceedings

41

Submission of Matters to a Vote of Security Holders

41

Market For Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

42

Management’s Discussion and Analysis of Financial Conditions and Results of Operations

44

Quantitative and Qualitative Disclosures About Market Risk

47

Controls And Procedures

48

Other Information

48

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

PART I

Business

Overview

Cascade is a development-stage, medical imaging device company. All medical device operations are being conducted by Cascade’s wholly owned subsidiary, Spectral Molecular Imaging, Inc. (“SMI”). Application of SMI’s proprietary (hyper)spectral-optical-imaging technology—originally developed for satellite reconnaissance—is expected by management to advance early diagnoses of cancer and precancerous conditions, in vivo. SMI is developing non-invasive devices that use its patented technology for improved clinical diagnostics and that operate in conjunction with surgical and/or evaluation procedures in real time. SMI’s technology, still in development, is expected to enable early detection and more reliable diagnosis of various diseases, such as Barrett’s esophagus (a condition caused by chronic acid reflux that can lead to esophageal cancer), lung cancer, and melanoma. SMI believes that development of its technology may significantly improve long-term patient outcomes while substantially reducing overall costs for the healthcare system. The Company was incorporated on February 25, 2004 in Nevada and to date has not generated any revenues.

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

At December 31, 2011, the Company has an accumulated deficit of $3,256,094 and anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of its product line. In conjunction with the merger between Cascade and SMI in March 2010, additional working capital was obtained through the placement of $850,000 in convertible notes ($787,425 net of expenses) received on March 17, 2010. From inception up through the merger, the Company financed operations solely through short-term loans from a stockholder.

During 2011 the Company secured $500,000 in proceeds from the placement of additional convertible notes, $400,000 of which were issued pursuant to a Placement Agent Agreement with Weston Financial Services, LLC, a Delaware limited liability company (“Weston”) that was not finalized until February 15, 2012. Per the Placement Agent Agreement, Weston agreed to act as the Company’s exclusive agent in connection with a private placement of up to $4,000,000 of notes to be issued by the Company (the “Notes”) and to use Weston’s commercially reasonable efforts in placing such Notes. Weston will be compensated with a 10% cash fee and 1,000,000 warrants to purchase Cascade common stock at $0.06 per share for every $200,000 in Notes placed. Pursuant to the Placement Agent Agreement, the Notes will only be offered to “accredited investors” and, upon issuance, will be sold and issued pursuant to a Note Purchase Agreement. A total of $400,000 in Notes were placed in 2011 prior to the completion of the Placement Agent Agreement but are considered to be includable in the total leaving $3,600,000 in anticipated new Notes. No assurance can be given that any additional amounts will be received under this placement agent agreement.

As part of the Placement terms, the Company is required to enter into a Contribution Agreement with Dr. Daniel Farkas, the Company’s Chief Executive Officer and founder. According to the terms of the Contribution Agreement, Dr. Farkas will become obligated to contribute certain intellectual property, equity and other identified assets owned by Dr. Farkas to the Company in exchange for 50 million shares of common stock in the Company conditioned and provided that the Company receive gross proceeds of not less than $4,000,000 from the Placement.

Additionally, in connection with the transactions contemplated by the Placement, the Company anticipates undertaking a 1:30 reverse split of its common stock (the “Reverse Split”), changing its governing state from the State of Wyoming to the State of Nevada (the “Re-Domiciliation”) and adopting a 2012 Stock Option Plan (the “2012 Stock Option Plan”). The Company’s Board of Directors has approved the Reverse Split and the Re-Domiciliation, but has not yet finalized or approved the terms of the 2012 Stock Option Plan.

The proceeds from these notes are expected to permit the Company to fund its anticipated levels of operations through the second quarter of 2013. Absent securing additional working capital, the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

•

The Company’s pre-closing principal stockholder and the Company caused to be canceled promptly after the closing of the Merger an aggregate of 143,340,051 shares of Common Stock; and

•

The Company effected a share dividend of 2.64 additional shares of Cascade Common Stock for each one outstanding share of Cascade Common Stock (the “Stock Dividend”). The Stock Dividend resulted in the shares of common stock issued and outstanding to increase from 52,354,223 to approximately 190,569,371 (after giving effect to share roundups). As a result of the Stock Dividend, the conversion price on the convertible notes adjusted from approximately $0.18 per share to $0.05 per share.

Company History

All medical device operations are being conducted by Cascade’s wholly owned subsidiary, Spectral Molecular Imaging, Inc. (“SMI”). Spectral Molecular Imaging, Inc. is a development-stage, medical imaging device company. Application of SMI’s proprietary (hyper)spectral-optical-imaging technology, originally developed for satellite reconnaissance, is expected to advance the diagnoses of cancer and precancerous conditions, in vivo. We are developing non-invasive devices that use our patented technology for improved clinical diagnostics, primarily in the field of cancer pathology. These devices utilize high-resolution imaging, identification, and analysis of certain molecular, cellular, and tissue features via (hyper)spectral-imaging approaches. We also intend to provide services related our primary products, including software modules and maintenance services.

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

•

More reliable and quantitative in vivo/intrasurgical measurement of cellular/tissue features

•

Early detection of both malignant and pre-malignant tissue

•

Reduction in the number of invasive biopsy procedures

•

Better monitoring and quantitation of treatments (of these same diseases)

Moreover, our spectral-optical-imaging technology has multiple applications, end-user markets, and potential revenue streams. We intend to develop three products over the next four to five years:  the SkinSpect™ device, the EndoSpect™ device, and the OxySpect™ device. These devices are intended are targeted to address the early detection of skin cancer, to investigate more accurately tissue status during gastrointestinal and pulmonary endoscopy, and for mapping tissue oxygenation before, during and after clinical intervention, respectively.

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

Skin Cancer

According to the Skin Cancer Foundation, cancer of the skin is the most common type of cancer in the US with more than one million Americans diagnosed every year.  There are three significant forms of skin cancer: basal cell, accounting for approximately 75% of skin cancer cases; squamous cell, totaling approximately 20% of skin cancer cases; and melanoma, which accounts for an estimated 4% of skin cancer cases, but is responsible for approximately 75% of all deaths from skin cancer. The American

Cancer Society projects over 10,000 deaths annually from skin cancer (more than one person per hour) in the US alone. In 2004, domestic spending on non-melanoma skin cancer alone topped $1 billion. Moreover, people are increasingly being diagnosed with the most lethal and dangerous form of skin cancer: melanoma. Melanoma is the fastest growing cancer in the U.S., and worldwide risk increasing from 1:1500 in 1935 to 1:74 in 2000 and by 2010 worldwide spending on melanoma is expected to reach $6 billion. Survival rates are very strongly dependent on the stage of the diagnosis. Early detection remains the only effective means at this time of fighting melanoma, the most lethal form of skin cancer. Since 1973, the mortality rate for melanoma has increased by 50%. Since approximately 62% of melanomas and 45% of melanoma deaths occur prior to age 65, melanoma places significant burdens on the healthcare system well beyond Medicare.

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

Gastro-Intestinal (GI) and Pulmonary Endoscopy

Published reports estimate that the total current annual U.S. market for endoscopic-imaging-diagnostic products is approximately $6.3 billion per year for GI and lung applications alone. The EndoSpect™ device will initially focus on detection of Barrett’s Esophagus (BE) during upper GI endoscopy procedures. BE is a widespread condition with cases in the United States estimated at 2 million annually. BE consists of an abnormal change in the cells of the lower esophagus, primarily due to acid reflux disease. The condition is considered premalignant and associated with a high risk for esophageal cancer, which has a very poor prognosis.

Our Products

We intend to develop three products over the next two to five years: the SkinSpect™ device, the EndoSpect™ device, and the OxySpect™ device.

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

Skin Cancer – SkinSpect™

The successful commercialization of the SkinSpect™ device would materially decrease unnecessary biopsies, increase sensitivity, and specificity of detection, and find problem areas (early melanoma) reliably and much earlier than current methods. SMI’s aim is to establish the SkinSpect™ device as a valuable screening tool. Given the relative simplicity and portability of the planned SkinSpect™ device compared to existing detection methods, the Company believes that this non-invasive diagnostic approach will gain acceptance in dermatologists’ offices, hospitals, and physicians’ private practices. Nonetheless, the American Academy of Dermatology has 16,200 physician members alone. The SkinSpect™ device also is intended to be useable by general physicians, including plastic surgeons, and the device may also have purely cosmetic applications as well. The potential for multiple end users enhances the device’s potential to secure a large market.

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

Tissue Oxygenation – OxySpect™

Major application areas for the OxySpect™ device include trauma (including burns), neurosciences, surgery, and perinatal care. The OxySpect™ device will most effectively be used in settings that currently rely on established methods such as pulse oxymetry, microelectrodes, and magnetic resonance for blood oxygenation quantitation. There is increasing evidence that tumor oxygenation is clinically important in predicting tumor response to radiation, tumor response to chemotherapy, and overall prognosis. Like the EndoSpect™ device, the OxySpect™ device will be targeted to hospitals and research-focused universities.

Our Business Strategy

Over the next two to five years, we intend to complete development of our proprietary imaging technology with three diagnostic devices. These products include the SkinSpect™ device, the EndoSpect™ device, and the OxySpect™ device. However, we plan to develop the SkinSpect™ device first, over the next two and a half years. Moreover, each of these devices is intended to harness our acousto-optic-tunable filter (“AOTF”) platform, as well as generate revenue from unit sales, recurring items, and tangential services, including software and device maintenance.

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

•

Complete Development of the SkinSpect™.  Our development process for the SkinSpect™ device begins with building on the existing first-generation device (already used experimentally in 12 patients in a UPMC-CMU collaboration years ago) by incorporating our recently lab-tested improvements in speed and portability. We estimate that this new prototype will require approximately 4 months to complete. The second phase comprises preclinical testing of the beta version in highly recognized dermatology practices. This phase will necessitate approximately 6 months to complete. Finally, full clinical testing may require at least 9 months and multiple sites, if required by the FDA. This timeline yields a device ready for IDE submission (towards a PMA) to the FDA requesting accelerated approval, which takes 90-180 days.

•

FDA approval of SkinSpect™. Because no useful animal model of melanoma exists and since the SkinSpect™ device is non-invasive, we intend to seek FDA approval to proceed directly to small, experimental clinical studies (under IDE). Moreover, the SkinSpect™ device is non-invasive and has no possible toxicity, and the FDA may not require the extensive clinical safety studies generally needed to submit a PMA. The recent submission of a PMA for a conceptually similar melanoma detection device (by Mela Sciences, Inc., formerly Electro-Optical Sciences, Inc.) and its subsequent FDA approval (on November 1, 2011) may further accelerate the FDA approval process.  While the presence of similar filings and accelerated review of such filings could facilitate expedited filing and review of the SkinSpect™ at the FDA, we can give no assurances that this will be the case.

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

Gastro-Intestinal (GI) and Pulmonary Endoscopy, and Tissue Oxygenation

We plan to commence a similar timeline and development plan for each of the EndoSpect™ and OxySpect™ devices.  As noted above, each of these devices is intended to harness our core acousto-optic-tunable filter (“AOTF”) platform, so we anticipate that certain aspects of the development and regulatory approval process will be accelerated in these later devices.

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

Dermoscopy, or epiluminescence (reflectance) microscopy, allows for non-invasive visualization of colors and microstructures of the epidermis, the dermal-epidermal junction, and the papillary dermis not visible to the naked eye. Manufacturers of dermoscopes include (but are not limited to) Welch Allyn, Inc. (U.S.), Heine Optotechnik (Germany), and 3Gen, LLC (U.S.). Digital dermoscopes allow for dermoscopic images to be visualized on a computer screen at larger magnification. In addition, images may be stored and compared to images taken previously. Manufacturers of digital dermoscopes include (but are not limited to) Derma Medical Systems, Inc. (Austria), ZN, High Medical Systems S.P.A., Vision Technologies AG (Germany), Polartechnics, Ltd. (Australia), Biomips Engineering (Italy). and Sci Base AB (Stockholm Sweden).

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

An article published in 2005 (Menzies S.W. et al, Arch. Dermatol. 141: 1388-1397) describes the results of a study conducted using the SolarScan system developed by PolarTechnics, Ltd.  The sensitivity and specificity of SolarScan on a training set of 1,644 melanocytic lesions (skin lesions derived from skin cells called melanocytes), including 260 melanomas was 90% and 61%, respectively. In a blinded study of 786 melanoncytic lesions including 122 melanomas, the sensitivity and specificity of SolarScan was 91% and 65%, respectively. In the study of 78 melanocytic lesions including 13 melanomas, the sensitivity and specificity of SolarScan in this report was 85% and 65%, respectively, compared to the sensitivity and specificity of skin cancer experts (90% and 59%, respectively) and dermatologists (81% and 60%, respectively). SolarScan did not perform well on non-melanocytic lesions; for example, only 13% of seborrheic keratoses were successfully classified.  We believe that since SolarScan is intended for melanocytic lesions only, its use is limited to expert dermatologists. Further, we believe that a sensitivity in the range of 90% would not gain market approval. Polartechnics, Ltd. went into receivership about two years ago.

There are at least two companies currently attempting to develop non-invasive imaging devices to diagnose skin cancer using various spectral methodologies.  Spectrophotometric intercutaneous analysis is a technique of visualizing collagen, blood, and pigment. Astron Clinica (UK) manufactures a device utilizing this technique, but appears to have gone into receivership, ceased operations for a while, and have been subsequently acquired by Biocompatibles International plc.. Confocal microscopy is an experimental approach for non-invasive visualization of skin structures at the cellular level; such a device utilizing this technique is in development by Lucid (US). Other imaging modalities, including molecular imaging in which tagged antibodies search for cancer cell antigens, and molecular and genetic screening tests. Molecular-based approaches are being investigated; Dermtech is exploring Messenger RNA analysis of surface cells for example.

Electro-Optical Sciences, Inc. (“EOS”), renamed Mela Sciences in February 2010 (MELA on Nasdaq) is a U.S. medical device company focused on the design and development of a non-invasive device to assist in the early diagnosis of melanoma called the MelaFind® device.  The MelaFind® device is a hand-held imaging device that emits light of multiple wavelengths to capture images of suspicious pigmented skin lesions and extract data. The data are then analyzed utilizing image processing classification algorithms, ‘trained’ on Mela Sciences’s proprietary database of melanomas and benign lesions, to provide information to assist in the management of the patient, including information useful in the decision of whether to biopsy the lesion. The MelaFind device was evaluated by an FDA panel that recommended (with a narrow vote of 8 to 7) approval, on November 18, 2010. Following the filing of a Citizens’ Petition with the FDA, MelaFind received FDA regulatory approval in November 2011.

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

Several additional approaches to detecting Melanoma have been identified. Balter Medical (Norway) uses ‘Optical Transfer Diagnosis’ to identify Melanomas. The technology measures how much light is absorbed in healthy versus diseased tissue to determine whether cancer is present. Raytheon Corporation, partnered with Arizona Cancer Center, utilized satellite-based remote imaging technology in detecting skin changes that could indicate the presence of cancer. Vanderbilt University has introduced technology called ‘Confocal Raman Micro-Spectroscopy’ which uses a reflective laser to produce a molecular fingerprint of the underlying tissue to indicate the presence or absence of disease. All of these technologies are at very early stages of development.

A higher sensitivity-yielding spectrophotometric device was developed by Verisante Technology, Inc. (Vancouver). It is based on Raman scattering measurements in the spectral domain (whole-lesion, not imaging). In a recently reported (2012) study on 1000 lesions (848 patients), they claim 99% sensitivity, but only 15% specificity for melanoma vs. benign lesion detection.

The broad market for precision optical imaging devices used for medical diagnosis is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. If our products are approved for marketing, we will potentially be subject to competition from major optical imaging companies, such as Raytheon Corporation, General Electric Co., Siemens AG, Bayer AG, Olympus Corporation, Carl Zeiss AG and others, each of which manufactures and markets precision optical imaging products for the medical market and could decide to develop or acquire a product to compete with SkinSpect™.

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

The $190,172 grant was awarded by the Internal Revenue Service in collaboration with the U.S. Department of Health and Human Services (USDHHS) under the Patient Protection and Affordable Care Act of 2010. The QTDP grant program provides support for innovative projects that are determined by the USDHHS to have reasonable potential to result in a new therapy, reduce health care costs, or significantly advance the goal of curing cancer. Of the total grant, $32,622 was received in the fourth quarter of 2010 and the balance of $157,550 was received in the first quarter of 2011.

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

The total grant is for $750,000 of which the Cascade subcontract is for $240,080. Of this, $45,888 was received by SMI in the fourth quarter of 2010 and the balance of $40,721 was received by April 30, 2010. Additional proceeds of $143,201 were received in 2011and the balance of $50,991 is expected in 2012.

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

Unless an exemption applies, each medical device we wish to commercially distribute in the U.S. will require either prior premarket notification, or 510(k) clearance, or PMA approval from the FDA.  The FDA classifies medical devices into one of three classes.  Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are subject to general controls such as labeling, premarket notification, and adherence to the FDA’s Quality System Regulation (a set of current good manufacturing practice requirements put forth by the FDA which govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation and servicing of finished devices) (“QSR”). Class II devices are subject to special controls such as performance standards, post-market surveillance, FDA guidelines, as well as general controls.  Some Class I and Class II devices are exempted by regulation from the premarket notification, or 510(k), clearance requirement or the requirement of compliance with certain provisions of the QSR. Devices are placed in Class III, which requires approval of a PMA application, if insufficient information exists to determine that the application of general controls or special controls are sufficient to provide reasonable assurance of safety and effectiveness, or they are life-sustaining, life-supporting or implantable devices, or the FDA deems these devices to be “not substantially equivalent” either to a previously 510(k) cleared device or to a “pre-amendment” Class III device in commercial distribution before May 28, 1976, for which PMA applications have not been required.  The FDA may classify SkinSpect™, EndoSpect™, and OxySpect™ as Class III devices, requiring PMA approval.

A PMA application must be supported by valid scientific evidence, which typically requires extensive data, including technical, pre-clinical, clinical, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. A PMA application must include, among other things, a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling. A PMA application also must be accompanied by a user fee, unless exempt. For example, the FDA does not require the submission of a user fee for a small business’ first PMA. After a PMA application is submitted and found to be sufficiently complete, the FDA begins an in-depth review of the submitted information. During this review period, the FDA may request additional information, or clarification of information already provided. Also during the review period, the FDA has informed us that an advisory panel of experts from outside the FDA will be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA generally will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the QSR, which requires manufacturers to follow design, testing, control, documentation, and other quality assurance procedures.

We intend to first seek premarket approval for the SkinSpect™ device. Upon obtaining premarket approval from the FDA, we plan to commercially launch SkinSpect™ in the United States.

The FDA can delay, limit, or deny approval of a PMA application for many reasons, including:

•

SkinSpect™ may not be safe or effective to the FDA’s satisfaction;

•

the data from our pre-clinical studies and clinical trials may be insufficient to support approval;

•

the manufacturing process or facilities we use may not meet applicable requirements; and

•

changes in FDA approval policies or adoption of new regulations may require additional data.

If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter, or approvable letter, which usually contains a number of conditions which must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of the device for certain indications. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed while the trials are conducted and the data acquired is submitted in an amendment to the PMA. Even with additional trials, the FDA may not approve the PMA application. The PMA process can be expensive, uncertain, and lengthy and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

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

Although we believe our clinical trial will provide favorable data to support our PMA application, upon evaluation the FDA may conclude differently. Delays in receipt of or failure to receive FDA approval, the withdrawal of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition, and results of operations. Even if granted, the approvals may include significant limitations on the intended use and indications for use for which our products may be marketed.

After a device is approved or cleared and placed in commercial distribution, numerous regulatory requirements apply. These include:

•

establishing registration and device listing;

•

implementing QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures;

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

Environmental Regulation

Our research and development and clinical processes involve the handling of potentially harmful biological materials as well as hazardous materials.  We and our investigators and vendors are subject to federal, state, and local laws and regulations governing the use, handling, storage and disposal of hazardous and biological materials and we incur expenses relating to compliance with these laws and regulations. If violations of environmental, health and safety laws occur, we could be held liable for damages, penalties and costs of remedial actions.  These expenses or this liability could have a significant negative impact on our financial condition. We may violate environmental, health and safety laws in the future as a result of human error, equipment failure or other causes.  Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We are subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes to or restrictions on permitting requirements or processes, hazardous or biological material storage or handling might require an unplanned capital investment or relocation.  Failure to comply with new or existing laws or regulations could harm our business, financial condition, and results of operations.

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

Employees

As of December 31, 2011, we had three full-time employees. If we are successful in executing our business strategy, we anticipate hiring new employees. Currently, none of our employees is represented by a labor union and no employee is part of any collective bargaining agreement. We believe that we have good relations with our employees.

Facilities

Since December 1, 2009 our corporate headquarters (including offices and a laboratory) are located at 250 North Robertson Boulevard, Suite 427, Beverly Hills California 90211.

Subsequent Event - Placement Agent Agreement with Weston Financial Services, LLC

On February 15, 2012, a Placement Agent Agreement was finalized with Weston Financial Services, LLC, a Delaware limited liability company (“Weston”). Per the Placement Agent Agreement, Weston agreed to act as the Company’s exclusive agent in connection with a private placement of up to $4,000,000 of notes to be issued by the Company (the “Notes”) and to use Weston’s commercially reasonable efforts in placing such Notes. We will pay the placement agent a 10% cash fee and 1,000,000 warrants to purchase our common stock at $0.06 per share for every $200,000 in Notes placed. Pursuant to the Placement Agent Agreement, the Notes will only be offered to “accredited investors” and, upon issuance, will be sold and issued pursuant to a Note Purchase Agreement. A total of $400,000 in Notes were placed in 2011 prior to the completion of the Placement Agent Agreement but are considered to be includable in the total leaving $3,600,000 in anticipated new Notes. No assurance can be given that any additional proceeds will be obtained from this placement.

As part of the Placement terms, the Company is required to enter into a Contribution Agreement with Dr. Daniel Farkas, the Company’s Chief Executive Officer and founder. According to the terms of the Contribution Agreement, Dr. Farkas will become obligated to contribute certain intellectual property, equity and other identified assets owned by Dr. Farkas to the Company in exchange for 50 million shares of common stock in the Company conditioned and provided that the Company receive gross proceeds of not less than $4,000,000 from the Placement.

In connection with the transactions contemplated by the Placement, the Company has also agreed to undertake a 1:30 reverse split of its common stock (the “Reverse Split”), change its governing state from the State of Wyoming to the State of Nevada (the “Re-Domiciliation”) and adopt a 2012 Stock Option Plan (the “2012 Stock Option Plan”). The Company’s Board of Directors has approved the Reverse Split and the Re-Domiciliation, but has not yet finalized or approved the terms of the 2012 Stock Option Plan.

The currently estimated market value of the intellectual property and other assets Dr. Farkas may be required to contribute in exchange for 50 million shares of common stock is believed to approximate $10,950,000 ($0.219 per share), subject to independent verification. The assets that may be contributed include:

1)

The Brain Window, Inc. – 60% of common stock, 100% of IP for use (but see above for assignment).

•

Patentable technologies and approaches (and related trade secrets and know-how) to contrast agent-less, ultrasensitive, non-invasive, live imaging of the retina for:

-

very early detection of Alzheimer’s Disease, based on amyloid plaque auto fluorescence

-

quantitative assessment of other retinally expressed disease states, both retinal in nature (macular degeneration, diabetic retinopathy, etc.) as well as indicative of other abnormal situations in the body (e.g. atherosclerosis)

-

optical monitoring, including longitudinal/functional, of responses in the retina (including side effects), following administration of treatments for the conditions listed above, including drug candidate testing situations

•

IP-protected and/or believed protectable component technologies for achieving the above, including

-

Hypersensitive Light Detection using DOPA (degenerate optical parametric amplification) (US patent application pending)

-

Proprietary “quad-galvo” digitally-addressable scanning for confocal imaging

-

Spectral background subtraction (based on AOTF and supercontinuum laser technologies, combined)

-

Hetrodyned Fluorescence Optical Coherence Tomography (patent to be applied for)

•

Multimode optical imaging endoscopy (using some of the technologies listed above)

2)

EpiLumina, Inc. – 100% of common stock and IP. Company assets include technology related to:

•

Quantitative DNA methylation imaging (at the single cell level), with multiple application areas (cancer, stem cells, pharmacoepigenetics and drug discovery) (patent application pending)

•

Innovative in-silico protein modeling (3-D Structure) (know-how, code and old patent application)

•

Hyperspectral imaging device for GI (e.g. Hirschsprung’s Disease) surgical management (IP w. CSMC)

•

Multimode small animal imaging (know-how and trade secrets)

In connection with receiving majority ownership of The Brain Window, Inc., we have also agreed to provide 100% of the funding necessary to perfect the patentable claims underlying the technology and we have undertaken to provide 100% of the funding necessary to defend and prosecute such patents domestically and internationally.

Additionally, all patents and other intellectual property, existing and forthcoming for The Brain Window will provide for joint assignment to the Company and Dr. Farkas. In the event that The Brain Window technology is not commercialized by December 31, 2014, Dr. Farkas will have the right to reacquire The Brain Window common stock contributed pursuant to this Contribution Agreement for an amount equal to 1) the fair market value of the Cascade common stock on the day issued pursuant to this agreement, and 2) the cumulative costs incurred by Cascade on The Brain Window’s behalf pursuant to perfecting, defending, or prosecuting the aforementioned patents. In the event Cascade seeks to sell its interest in The Brain Window, Dr. Farkas has a first right of refusal in such sale.

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

We do not have the necessary regulatory approvals to market any of the SkinSpect™, EndoSpect™, or OxySpect™ products in the U.S. or in any foreign market. We plan initially to launch the SkinSpect™ device, once approved, in the U.S. The regulatory approval process for each of the SkinSpect™, EndoSpect™, and OxySpect™ products in the U.S. involves, among other things, successfully completing clinical trials and obtaining PMA approval from the FDA. The PMA process requires us to prove the safety and effectiveness of the SkinSpect™, EndoSpect™, and OxySpect™ products to the FDA’s satisfaction.This process is expensive and uncertain, and requires detailed and comprehensive scientific and human clinical data. FDA review may take years after a PMA application is filed. The FDA may never grant approval. The FDA can delay, limit, or deny approval of a PMA application for many reasons, including:

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

We have incurred losses since inception, and anticipate that we will incur continued losses for the foreseeable future.

We began operations in September 2006.  We have financed our operations primarily through founder loans and contributions and the sale of our debt and equity securities.  We have devoted substantially all of our resources to research and development relating to our SkinSpect™, EndoSpect™, or OxySpect™ devices. As of December 31, 2011, we had an accumulated deficit of $3,256,094.  Our research and development expenses will increase substantially in connection with our clinical trials and other development activities related to our SkinSpect™, EndoSpect™, or OxySpect™ devices.  If we receive PMA approval for the SkinSpect™ product from the FDA, we expect to incur significant sales, marketing expenses and manufacturing expenses which will require additional funding. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity.

We expect to operate in a highly competitive market, we may face competition from large, well-established medical device manufacturers with significant resources, and we may not be able to compete effectively.

We do not know of any product possessing the diagnostic assistance capabilities of our SkinSpect™, EndoSpect™, or OxySpect™ products. We believe that optical imaging products designed to enhance the visualization and analysis of potential melanomas have been approved or are under development by: Mela Sciences, Inc., Verisante Technologies; Welch Allyn, Inc.; Heine Optotechnik; 3Gen, LLC; Derma Medical Systems, Inc.; Medical High Technologies S.p.A.; ZN Vision Technologies AG; Polartechnics, Ltd.; Astron Clinica, Ltd.; EOS, Biomips Engineering and SciBase AB. The broader market for precision optical imaging devices used for medical diagnosis is intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants.  If our products are approved for marketing, we will potentially be subject to competition from major optical imaging companies, such as: Raytheon Corporation, General Electric Co.; Siemens AG; Bayer AG; Eastman Kodak Company; Welch Allyn, Inc.; Olympus Corporation; Carl Zeiss AG Deutschland; and others, each of which manufactures and markets precision optical imaging products for the medical market, and could decide to develop or acquire a product to compete with our SkinSpect™, EndoSpect™, or OxySpect™ products. These companies enjoy numerous and qualitatively material competitive advantages, including:

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

In addition to the foregoing, any initial or additional clinical studies for any of our SkinSpect™, EndoSpect™, or OxySpect™ products which are required by the FDA and any clinical trials relating to the development of our core technology for other applications may be delayed or halted, or be inadequate to support PMA approval, for numerous other reasons, including, but not limited to, the following:

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

The same hesitation may affect our EndoSpect™ and OxySpect™ products.  Any of the foregoing factors, or other currently unforeseen factors, could limit or detract from market acceptance of our SkinSpect™, EndoSpect™, or OxySpect™ products. Insufficient market acceptance of any of our SkinSpect™, EndoSpect™, or OxySpect™ products would have a material adverse effect on our business, financial condition, and results of operations.

We will be unable to complete the development and commence commercialization of our SkinSpect™, EndoSpect™, or OxySpect™ products or other products without additional funding and we will not be able to achieve significant commercialization without additional funding.

Our operations have consumed substantial amounts of cash during our pre-development and development stage to date.  We currently believe that our available cash and cash equivalents will be sufficient to fund our anticipated levels of operations through the second quarter of 2013.  However, our business or operations may change in a manner that would consume available resources more rapidly than we anticipate.  We expect to continue to spend substantial amounts on research and development.  We will need additional funds to fully develop and then commercialize our products, including our clinical trials, PMA submissions, initial manufacturing, development of a direct sales force, and future expansion of manufacturing capacity.  We expect that our cash used by operations will increase significantly in each of the next several quarters, and we will need additional funds to complete the development of each of our products including our initial product, SkinSpect™, and commence commercialization, and achieve significant commercialization of any of these products.  Any additional equity financing may be dilutive to stockholders, or may require us to grant a lender a security interest in our assets.  The amount of funding we will need will depend on many factors, including:

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

Each of the SkinSpect™, EndoSpect™, and OxySpect™ products is complex and may contain undetected design defects and errors when first introduced, or errors that may be introduced when enhancements are released. Such defects and errors may occur despite our testing, and may not be discovered until after our devices have been shipped to and used by our customers. The existence of these defects and errors could result in costly repairs, returns of devices, diversion of development resources and damage to our reputation in the marketplace. Any of these conditions could have a material adverse impact on our business, financial condition, and results of operations. In addition, when we contract with third-party manufacturers for the production of our products, these manufacturers may inadvertently produce devices that vary from devices we have produced in unpredictable ways that cause adverse consequences.

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

From time to time, legislation is introduced in the U.S. Congress that could significantly change the statutory provisions governing the approval, manufacture, and marketing of a medical device. Additionally, healthcare is heavily regulated by the federal government, and by state and local governments. The federal laws and regulations affecting healthcare change constantly, thereby increasing the uncertainty and risk associated with any healthcare related venture, including our business and our products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance, or interpretations changed, and what the impact of such changes, if any, may be.

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

Any infringement or misappropriation claim could cause us to incur significant costs, could place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. If the relevant patents were upheld as valid and enforceable and we were found to infringe, we could be prohibited from selling our product that is found to infringe unless we could obtain licenses to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain a license on terms acceptable to us, if at all, and we may not be able to redesign our SkinSpect™, EndoSpect™, or OxySpect™ products to avoid infringement. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition, and operating results. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and our customers from making, using, selling, offering to sell or importing our products, and/or could enter an order mandating that we undertake certain remedial activities. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.

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

In addition, changes in regulatory policy for product approval during the period of product development, and regulatory agency review of each submitted new application, may cause delays or rejections. It may be necessary for us to enter into licensing arrangements in order to market effectively any new products or new indications for existing products. There can be no assurance that we will be successful in entering into such licensing arrangements on terms favorable to us or at all. Failure to develop, obtain necessary regulatory clearances or approvals for, or successfully market potential new products could have a material adverse effect on our business, financial condition, and results of operations.

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

Our manufacturing, research and development and clinical processes do not generally involve the handling of potentially harmful biological materials or hazardous materials, but they may occasionally do so. We are subject to federal, state and local laws and regulations governing the use, handling, storage and disposal of hazardous and biological materials. If violations of environmental, health and safety laws occur, we could be held liable for damages, penalties and costs of remedial actions. These expenses or this liability could have a significant negative impact on our business, financial condition, and results of operations. We may violate environmental, health and safety laws in the future as a result of human error, equipment failure or other causes. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations.

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

Competition for senior management personnel, as well as scientists, clinicians, engineers, and experienced sales and marketing individuals, is intense, and we may not be able to retain our personnel. The loss of the services of members of our senior management, scientists, clinicians, or engineers could prevent the implementation and completion of our objectives, including the development and introduction of our products. The loss of a member of our senior management or our professional staff would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement. Each of our officers may terminate their employment at any time without notice and without cause or good reason.

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

As a small company with limited capital and human resources, going forward we may need to divert management’s time and attention away from our business in order to ensure continued compliance with these regulatory requirements. We may require new information technologies systems, the auditing of our internal controls, and compliance training for our directors, officers, and personnel. Such efforts may entail a significant expense. If we fail to establish and maintain the adequacy of our internal controls as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the SOX. Any failure to maintain the adequacy of our internal controls could have an adverse effect on timely and accurate financial reporting and the trading price of our common stock.

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

Our directors, executive officers, and their affiliates in the aggregate, beneficially owned approximately 44% of our outstanding common stock. As a result, these stockholders, subject to any fiduciary duties owed to our other stockholders under Wyoming law, could be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of whom have representatives sitting on our Board of Directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

	High	Low

Year ended December 31, 2011:
Quarter ended December 31, 2011	$0.060	$0.020
Quarter ended September 30, 2011	$0.030	$0.020
Quarter ended June 30, 2011	$0.040	$0.010
Quarter ended March 31, 2011	$0.030	$0.020
Year ended December 31, 2010:
Quarter ended December 31, 2010	$0.058	$0.017
Quarter ended September 30, 2010	$0.195	$0.041
Quarter ended June 30, 2010	$0.250	$0.100
Quarter ended March 31, 2010	-	-

As of December 31, 2011, there were 459 holders of record of the Common Stock and 212,089,397 shares of the Common Stock outstanding. The number of holders of record is calculated excluding individual participants in securities positions listings. The closing price of our shares on December 31, 2011, was $0.04.

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

The Company anticipates that during 2012 it will undertake a 1:30 reverse split of its common stock (“Reverse Split”) in conjunction with plan to migrate its governing state from the State of Wyoming to the State of Nevada (“Re-Domiciliation”). The Company’s Board of Directors has approved the Reverse Split and the Re-Domiciliation, but no date has been set for the shareholders to vote on such matters.

Recent Sales of Unregistered Securities

In May 2011, the Company announced that it issued a total of 9,500,000 shares of common stock pursuant to an agreement with the Company’s legal counsel. The issuance of shares was in consideration of the reduction in the outstanding balance due Grunfeld by $15,365 to $70,000, deferral of payment of this balance until August 1, 2011, and a deferred retainer agreement that assures the Company of ongoing legal representation without payment until July 15, 2011.

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

Of the 9,500,000 shares of common stock issued, a total of 6,799,000 can be repurchased by the Company for $145,000. Commencing June 1, 2011 and continuing on the first day of the following 16 months, the number of shares that may be repurchased and the cost of reacquiring the shares are reduced by 399,942 and $8,529, respectively. As of December 31, 2011, no shares have been repurchased by the Company pursuant to this option.

During the fourth quarter of the year ending December 31, 2011, the Company issued a total of 1,800,000 shares of common stock to a consultant in exchange for services.

Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following Management’s Discussion and Analysis of financial results as provided by the management of Cascade Technologies Corp. (“Cascade”, or the “Company”) should be read in conjunction with the audited consolidated financial statements and notes for the years ended December 31, 2011 and 2010. This commentary is based upon information available to March 16, 2012.

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

•

The Company’s pre-closing principal stockholder and the Company caused to be canceled promptly after the closing of the Merger an aggregate of 143,340,051 shares of Common Stock; and

•

The Company effected a share dividend of 2.64 additional shares of Cascade Common Stock for each one outstanding share of Cascade Common Stock (the “Stock Dividend”). The Stock

Dividend resulted in the shares of common stock issued and outstanding to increase from 52,354,223 to approximately 190,569,371 (after giving effect to share roundups). As a result of the Stock Dividend, the conversion price on the convertible notes adjusted from approximately $0.18 per share to $0.05 per share.

During 2011, the Company placed an additional $500,000 in convertible notes to three accredited investors.

Cascade is a development-stage, medical imaging device company. All medical device operations are being conducted by Cascade’s wholly owned subsidiary, Spectral Molecular Imaging, Inc. (“SMI”). The Company was incorporated on February 25, 2004 in Nevada and to date has not generated any revenues.

Results of Operations

The loss from operations was $1,730,724 and $1,538,604 for the years ended December 31, 2011 and 2010, respectively, an increase of $192,120. The increase in the loss from operations in 2011 compared to 2010 is principally due to a $363,542 increase in professional expenses reflecting increased legal expenses. Salary and other compensation expense also increased by $146,503 reflecting a full year of salary for the Company’s chief executive officer. Salary and other compensation expense also includes stock based compensation of $432,027 in 2011 and $641,822 in 2010 reflecting common stock options issued to management, the scientific advisory board, and a consultant. The increase in the above operating expenses was offset by a decrease in consulting and outside service cost of $293,468 from 2010 to 2011 reflecting a significant decrease in the level of product development.

Grant income was $143,201 and $236,060 for the years ended December 31, 2011 and 2010, respectively, a decrease of $92,859. The decrease was principally attributable to grant income of $190,172 in 2010 under the Qualifying Therapeutic Discovery Project (QTDP) program which was not awarded in 2011. The grant income received in 2011 was pursuant to a phase II SBIR award from the National Cancer Institute shared jointly with Omega Optical, Inc.

Interest expense was $268,238 and $4,704,909 for the years ended December 31, 2011 and 2010, respectively. The decrease of $4,436,671 is principally attributable to a 2010 charge to interest expense of $4,493,960 related to the accrual of a $5,343,960 derivative liability due to the conversion feature on the notes payable. The notes payable were discounted by $850,000 in conjunction with recording the derivative liability and $199,433 and $190,436 of this discount was amortized to interest expense for the year ended December 31, 2011 and 2010, respectively.

The change in value of derivative liability represents the reduction of the fair value of the derivative liability by at December 31, 2011 and 2010. The Company used the Black-Scholes option pricing model for calculating the derivative liability resulting from the note conversion feature with the following assumptions: expected remaining life of 5.01 years; risk-free interest rate of 0.88%; dividend yield of 0%; and expected volatility of 237%.

Liquidity and Capital Resources

At December 31, 2011, the Company has an accumulated deficit of $3,256,094 and anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of its product line. From inception up through the merger, the Company has financed operations solely through short-term loans from a stockholder. In conjunction with the merger between Cascade and SMI in March 2010, additional working capital was obtained through the placement of $850,000 in convertible notes ($787,425 net of expenses) received on March 17, 2010. The Company placed an additional $500,000 in convertible notes during 2011. The proceeds from these notes and grant receipts are expected to permit the Company to fund its anticipated levels of operations through the second quarter of 2012. Absent securing additional working capital, the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Cash flow used in operations

Cash utilized by operating activities was $352,853 for the year ended December 31, 2011. The use of cash was principally attributable to the net loss for the period of $2,128,729, reduced by: depreciation of $15,096; deferred issuance cost amortization of $30,392; amortization of note discount of $199,433; stock based compensation of $432,024; common shares issued for services of $392,760; a $272,970 decrease in the valuation of derivative liability; a $153,672 increase in grant proceeds receivable; a $2,702 increase in other assets and an increase in accounts payable of $288,812 which did not utilize or generate cash. This amount was increased by a $11,985 increase in prepaid insurance.

Cash utilized by operating activities was $685,898 for the year ended December 31, 2010. The use of cash was principally attributable to the net loss for the period of $1,097,831, reduced by: depreciation of $8,663; deferred issuance cost amortization of $8,674; excess value of derivative liability over related loan proceeds of $4,493,960; amortization of note discount of $190,436; stock based compensation of $641,822; common shares issued for services of $9,000; a $168,302 increase in grant proceeds receivable; and an increase in accounts payable of $216,844 which did not utilize or generate cash. This amount was increased by a $6,349 increase in other assets, a $12,697 increase in prepaid insurance, a $4,959,811 decrease in the valuation of derivative liability and repayment of advances from stockholder of $17,444.

Cash flow used in investing activities

Cash used in investing activities was principally attributable to purchases of property and equipment of $0 and $78,310 in the years ended December 31, 2011 and 2010, respectively.

Cash flow provided by financing activities

Cash provided by investing activities was $470,000 and $787,425 for the years ended December 31, 2011 and 2010, which represents the net proceeds from the issuance of convertible notes.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical accounting estimates

In the preparation of the financial statements, it is necessary to make certain estimates that are critical to determining our assets, liabilities, and net income. None of these estimates affect the determination of cash flow but do have a significant impact in the determination of net income.

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

None.

Related Party Transactions

A principal stockholder has advanced funds to the Company on an as needed basis. The balance due on these advances at December 31, 2011 and 2010 are $15,859 and $22,709, respectively, and are payable on demand with no interest.

In August 2011 we paid the Company’s President and Chief Operating and Financial Officer, $20,000 in referral fees related to his assistance in placing $200,000 in convertible notes.

An officer of the Company has advanced the Company funds during the year ended December 31, 2011. The balance of these advances as of December 31, 2011 is $16,500 and is payable on demand with no interest.

Outlook

As of December 31, 2011, we had an accumulated deficit of $3,256,094 and absent securing additional working capital, the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that could result from the outcome of this uncertainty.

Quantitative and Qualitative Disclosures About Market Risk

As a development stage company we are not yet exposed to all of the normal market risks inherent within the medical device industry. Our exposure to market risk at December 31, 2011 is confined to our cash and cash equivalents. We invest in cash and money market accounts with commercial banks. We currently do not hedge interest rate exposure. While declines in interest rates do impact the amount of interest income that our cash and cash equivalents will earn, we do not believe that we have any material exposure to interest rate risk arising from our investments, due to the short-term nature of our investments.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, the Company carried out an assessment under the supervision and with the participation of our Chief Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(1) and I 5d-15(1)). Our Chief Financial Officer concluded that due to changes in personnel during the fourth quarter of 2011, the Company's disclosure controls and procedures were not effective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company maintains internal controls over financial reporting to include those policies and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's ("SEC's") rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the internal controls over financial reporting, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our Chief Financial Officer concluded as of December 31, 2011 that our internal controls over financial reporting were not effective at the reasonable assurance level due to the material weaknesses discussed below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

 This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report.

Our Chief Financial Officer concluded that as of December 31, 2011 the following material weaknesses existed: we did not maintain a sufficient level of resources within our accounting department.

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Material Weaknesses and Related Remediation Initiatives

Set forth below is a summary of the various significant deficiencies which caused management to conclude that we had the material weaknesses identified above. Through the efforts of management, external consultants, and our Board of Directors, we have developed a specific action plan to remediate the material weaknesses. We expect to implement these various action plans during 2012. If we are able to complete these action plans in a timely manner, we anticipate that all control deficiencies and material weaknesses will be remediated by December 31, 2012.

We did not effectively implement comprehensive entity-level internal controls and did not maintain a sufficient level of resources within our accounting department, as discussed below:

•

Financial Close Process. The Company only prepares financial statements on a quarterly basis which increases the potential that any unusual activities or transactions will not be detected on a timely basis.

•

Cash Disbursement Process. Our accounting personnel performed all bookkeeping activities including cash disbursements, cash receipts, and monthly bank reconciliations. The lack of segregation of duties in this area increased the potential that any fraud would not be detected on a timely basis.

Remediation of Internal Control Deficiencies and Expenditures

It is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period. We are developing specific action plans for each of the above material weaknesses. We are uncertain at this time of the costs to remediate all of the above listed material weaknesses, however, we anticipate the cost to be insignificant.

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2011. Because the remedial actions may require hiring of additional personnel, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our Commission reporting obligations.

Changes in Internal Control Over Financial Reporting

Personnel changes and budget limitations during the most recently completed fiscal quarter has materially affected our internal control (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) over financial reporting as discussed above.

Other Information

None.

PART III

Directors, Executive Officers and Corporate Governance

Our directors and executive officers are:

Name	Position	Age
Daniel L. Farkas, PhD	Chairman and CEO	60
Eugene Scher	Chief Operating and Financial Officer, Director	63

Officers of Spectral Molecular Imaging Subsidiary:
Sam Raz, PhD	Vice President - International Business Development	74
Gregory Bearman, PhD	Chief Scientist	64
Robert Chave	Chief Technologist	61

Daniel L. Farkas, PhD – founder, Chief Executive Officer and Chairman – Dr. Farkas was Professor of Surgery and Biomedical Sciences and Director of the Minimally Invasive Surgical Technologies Institute (2002-2010) at the Cedars-Sinai Medical Center in Los Angeles California, where he was Vice-chairman for Research in the Department of Surgery (2002-2009). He was trained in Theoretical Physics in Romania, and holds a Ph.D. in Biophysics/Biochemistry from the Weizmann Institute in Israel, where he received a number of honors (Yashinsky Outstanding Graduate Student Prize, EMBO and UNESCO fellowships, Aharon Katchalsky-Katzir Award). He came to the United States as a Fulbright scholar (also holding a Dr. Chaim Weizmann fellowship), conducted research at UC San Diego and Univ. of Washington, Seattle, and was also a Fulbright lecturer at UC Berkeley. After junior faculty appointments in the US and at the Weizmann Institute, and a brief foray into the high-tech industry, he settled at Carnegie Mellon University as Associate Director and then Director of the Center for Light Microscope Imaging and Biotechnology (1992-2002), a National Science and Technology Center that won the Smithsonian Award for Science in 1996. Additionally, in 1998 he joined the University of Pittsburgh where he was Professor Bioengineering and Pathology, Director of the BioImaging Laboratories, and held core faculty appointments in the McGowan Institute for Regenerative Medicine and the Univ. of Pittsburgh Cancer Institute. He was (1995-2005) also Associate Director of the Pittsburgh Tissue Engineering Initiative, a regional non-profit organization, later named the National Tissue Engineering Center. Currently, he is Research Professor in Biomedical Engineering at the Univ. of Southern California, and Adjunct Professor of Robotics at Carnegie Mellon University.

Dr. Farkas’s scientific interests center on the investigation of the living state with light, for uses in biology, biotechnology, bioengineering, and medicine. Optical bioimaging and biophotonics are the main technology areas currently pursued in his labs, the application fields ranging from molecular and cellular biology to transplantation, immunology, neurosciences, cardiology and tissue engineering. This work was described in about 200 publications in journals such as Nature, Nature Biotechnology, Applied Optics, Cancer Research, Oncogene, Medical Physics, J. Microscopy, Cytometry, J. Neurosci., Biophys. J., Stem Cells, J. Biophotonics, Tissue Engineering, Proc. of the National Acad. Sci. USA, etc. and 21 books edited, including Biomedical Optical Imaging (2009) w. J.G. Fujimoto, for Oxford Univ. Press, and supported by more than $60M in peer-reviewed funding. Optical bioimaging and its translational applications for minimally invasive surgery, the Operating Room of the Future, innovative oncology and neuroscience research, and regenerative medicine, pursued at the mesoscopic level (i.e. with microscopic resolution within the macroscopic body) constitute his current focus; in these application domains, his team’s ability to monitor events with high spatio-temporal resolution and non-invasively in vivo significantly increased relevance, in studies of 3-D tissue architecture and physiology, cancer detection and treatment, stem cell engraftment, tissue oxygenation, and cardiovascular and neurodegeneration research.

Dr. Farkas has chaired twenty five international scientific meetings, including the United Engineering Foundation Conference on Advances in Optics for Biotechnology, Medicine and Surgery and the Keystone Symposium on Optical Bioimaging: Applications to Biology and Medicine. He is a member of the Executive Committee of the Biomedical Optics Society, and was series editor for Methods in Bioengineering (Springer). He was Associate Editor of Cytometry and is/was on eleven editorial boards, including Journal of Biomedical Optics, Molecular Imaging, Journal of Microscopy, oemagazine, Current Analytical Chemistry, The Open Medical Imaging Journal and the Internat. Journal on Advances in Intelligent Systems. He served on more than twenty NSF panels and NIH Study Sections, and on scientific advisory/review boards of national research centers (Stanford Univ., U. Maryland) and organizations (Deutsche Forschungsgemeinschaft, Natural Science and Engineering Council of Canada, Hong Kong Univ., Science Foundation Ireland), as well as companies. His work was recognized with the Automated Imaging Association Award for Scientific Application (1994) and the Sylvia Sorkin Greenfield Award from the American Association of Physicists in Medicine (2002). In 2008 he was elected President of IMLAS, an international interdisciplinary surgical society. Dr. Farkas also founded/co-founded a number of high-tech startups, including ChromoDynamics, Inc. (acquired by Gooch and Housego, PLC), and TissueInformatics, Inc. (acquired by Clinical Data, Inc.), and more recently PhotoNanoscopy, Inc., EpiLumina, Inc. and The Brain Window, Inc.

Eugene Scher – Chief Operating and Financial Officer – Mr. Scher has served as a director of Gerova Financial Group, Ltd., a financial service company formerly listed on the New York Stock Exchange and incorporated under Bermuda law, since February 2011 and as Chief Operating Officer of Gerova since March 2011. He is also currently a principal in Modern Vision Media, a company creating online programs. Previous to joining Gerova, he served as CEO of Hollywood Partners, a publicly listed company, from 1999 to 2000.

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

Parallel to the above, Sam was the founder and C.E.O. of The Variety Center - an Israeli national center for the advancement and diagnosis of 8 different children’s disabilities where he has developed 12 types of innovative intervention programs for handicapped children. In an operation with 120 employees, during all his 17 years there he maintained a balanced budget. For the past 6 years, Sam has also been the C.E.O. of “Shiluv”, a non-profit organization for the integration of Down Syndrome and normative preschool children, developing innovative enrichment integration modalities so they can survive in a regular school environment. In addition, he was recently appointed the Chairman of EMILI, another 600-children pre-school not-for-profit organization with 150 workers who need reorganization, improved management, and upgrading finances. His work with children is done mainly on a volunteer basis.

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

Dr. Bearman has started two companies, one that worked with high sensitivity biological and chemical sensors, and a second that develops and licenses fast (snapshot) spectral imagers for a variety of applications. He has also consulted for numerous businesses on matters relating to intellectual property, marketing, and product development. He has been a visiting scientist at St. Luke's Hospital in Houston and Cedars-Sinai Medical Center in Los Angeles, and has an adjunct appointment in the Ophthalmology Department at the USC Keck School of Medicine. He is a member of the editorial board of the Journal of Biomedical Optics and for many years was an organizer of the annual SPIE conference on Biomedical Imaging Spectroscopy.

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

He received his BSME, magna cum laude, from Tufts University; and an MSME in engineering design and material science, through the Polymer Processing Program at the Laboratory at MIT. Mr. Chave also worked in software development for robot kinematics at the Technical University of Berlin, and did contract research for Mettler Instrument (CH) at Stanford’s Design Division. He is the author of patents and articles on numerous devices involving advanced technologies, and is active with the Optical Society of Southern California and the Society of Photo-Optical Instrumentation Engineers (SPIE).

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

George Berci, M.D. - Dr. Berci is considered a pioneer in the field of modern endoscopy.  He introduced Diagnostic and Therapeutic Laparoscopy in Gynecology, Established Modern Endourology, Diagnostic Laparoscopy in Oncology, and Intra-Operative Biliary Endoscopy in Stone Disease. He also introduced Cholangiography in the operating rooms and Operative Laryngology, as well as Outpatient Laryngoscopy. After the opening of the new Cedars-Sinai Medical Center in 1976 he organized the GI endoscopy unit and started the CSMC Division of Surgical Endoscopy in 1978. In 2002, CSMC received sponsorship ($1.5 million) for and established the “Dr. Berci Chair in Minimally Invasive SurgeryDr. Berci’s awards include the Glisson Prize in surgery, membership of the Royal College of Surgeons Edinburgh and of the American College of Surgeons. He is past President of the Society of GI Endoscopy Surgeons, an organization with 4,000 Board-certified Surgeons. Dr. Berci has published over 250 papers in peer-reviewed journals, as well as 11 Books, 26 videos, and numerous lectures at national and international forums. He retired in 1992, but remained as Senior Director in Surgical Endoscopy Research at CSMC, supported by external grants.

Irving Bigio, Ph.D. - received his Ph.D. in Physics from the University of Michigan in 1974.  From then until 2000 he was a scientific staff member at Los Alamos National Laboratory (New Mexico), including service as Leader of the Laser Science and Applications Program (1988-1994). He has been a Fulbright Senior Scholar at the Weizmann Institute of Science, in Israel, a Visiting Professor at the University of Copenhagen, Denmark and a Guest Fellow of Pembroke College at the University of Oxford, England.  Dr. Bigio holds a number of patents for biomedical optics instrumentation, and has received three R&D-100 Awards for the development of biomedical optical devices.  Since February 2001 he has been at Boston University, where he is Professor in the Departments of Biomedical Engineering, Electrical & Computer Engineering, Physics, and Medicine and Director of the Biomedical Optica Laboratory.  Dr. Bigio serves on several government advisory panels and on external advisory boards for companies and academic institutions. He is a Fellow of the Optical Society of America and the American Institute of Medical and Biological Engineering, and is a member of the American Physical Society and the SPIE.  In addition to other research projects in biomedical optics, Dr. Bigio recently led a multi-institutional program under the NIH/NCI Network for Translational Research in Optical Imaging, comprising several medical research centers in the US and Europe. His research interests include medical applications of optics, lasers and spectroscopy; biomedical optics and biophotonics; applied spectroscopy, especially to biomedical problems; advanced spectroscopy for tissue diagnosis; noninvasive measurement of drug concentrations in tissue; interstitial laser thermotherapy and photodynamic therapy; computational methods for modeling optical transport in tissue; and multi-capability endoscopic and laparoscopic instruments.

Achilles S. Demetriou, M.D., Ph.D. - Dr. Demetriou is the Chairman of the Advisory Board and is a pioneer in the development of the bioartificial liver. He is the President and Chief Operating Officer of University Hospitals and Vice Dean for Clinical Affairs at the Case Western Reserve University School of Medicine in Cleveland, OH. Prior to joining University Hospitals (in 2005), Dr. Demetriou served as Chairman of the Department of Surgery at Cedars-Sinai Medical Center, a position he had held from 1995. He also served as Director of the Liver Support Unit at Cedars-Sinai. In 1998, Dr. Demetriou was honored as the recipient of the Esther and Mark Schulman Chair in Surgery and Transplantation Medicine. Additionally, he was Professor of Surgery and Vice Chairman of the Department of Surgery at UCLA School of Medicine from 1995 to 2005. Dr. Demetriou’s research projects focused on the bioartificial liver, clinical trials of liver support systems, hepatocyte transplantation biology and gene expression abnormalities in liver disease. He holds nine patents in conjunction with his liver research, including an artificial liver apparatus, an automated method for porcine hepatocyte isolation, an implanted catheter system for cell delivery, and a novel gene associated with liver cirrhosis. He has written extensively, including approximately 200 publications in peer-reviewed journals as well as an additional 210 publications that are non-peer-reviewed, including a number of chapters on transplantation issues and clinical trials of the bioartificial liver. Dr. Demetriou is the editor of a standard monograph “Support of the Acutely Failing Liver” and associate editor of the definitive “Textbook of Surgical Research”. He has given 165 invited lectures and presentations at universities and scientific meetings around the world. Dr. Demetriou has served on several National Institutes of Health Study Sections and Consensus Conference panels and has been a Faculty Member of the Food and Drug Administration Training School for FDA staff. He is a Founding Member and Councilor of the Cell Transplant Society, Founding Member of the World Association of Hepato-Biliary-Pancreatic Surgery. He served as the Secretary of the Surgical Biology Club. In 1998, he was elected into the Academy of Athens as a Corresponding Member. Dr. Demetriou received his medical degree from Hebrew University-Hadassah Medical School in Jerusalem, Israel, and completed a surgical residency at Albert Einstein College of Medicine-Bronx Municipal Hospital Center. He accepted a research fellowship at the Biochemical Pharmacology Laboratory of the National Institute of Arthritis, Metabolism and Digestive Diseases; earned his doctorate in biochemistry from George Washington University; and completed a surgical residency at Vanderbilt University Medical Center and Affiliated Hospitals. Among his appointments, he was a member of the Marion Bessin Liver Research Center at Albert Einstein College of Medicine, the Paul W. Sanger Chair in Surgery at Vanderbilt, and Director of the S.R. Light Surgical Research Laboratory at Vanderbilt.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2011, all officers, directors and greater than ten percent beneficial owners complied with the Section 16(a) filing requirements.

Executive Compensation

Compensation Discussion and Analysis

The Board of Directors has responsibility the Company’s overall executive compensation policy, including such items as (i) the annual base salary, annual bonus, and annual and long-term equity-based or other incentives of each corporate officer, including the chief executive officer and the chief operating officer; (ii) corporate goals and objectives relevant to each executive officer’s compensation, evaluate each executive officer's performance in light of those goals and objectives, and determine each executive officer's compensation level based on this evaluation; and (iii) any other matter, such as severance agreements, change in control agreements, or special or supplemental executive benefits.

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

We utilize a compensation package for our executive officers that includes cash in the form of base pay with discretionary bonus and long-term incentive compensation principally in the form of stock options and restricted share grants. The Board of Directors believes that stock options awarded under the Company’s equity compensation plan may provide a useful incentive to encourage executive officers to maximize productivity and efficiency. Awards under the equity compensation plan have the effect of more closely aligning the interests of the Company’s employees with its shareholders, while at the same time offering an attractive vehicle for the recruitment, retention, and compensation of employees.

The Board of Directors does not believe that the Company’s compensation policies and practices for employees present risks that are reasonably likely to have a material adverse effect on the Company. The Board of Directors did not involve the use of compensation consultants in determining compensation policies and practices.

Summary Compensation and Grants

The following table provides a summary of annual compensation for our executive officers for the years ended December 31, 2011 and 2010. We do not have an employment agreement with our executive officers.

	Annual compensation				Total
Name and principal position	Year	Salary	Bonus	Option Grants
Daniel L. Farkas Chief Executive Officer, Chairman (1)	2011 2010	$ 202,295 $ 179,014	- -	$ 189,501 $ 232,651	$ 391,796 $ 411,665
Eugene Scher Chief Operating and Financial Officer, Director (2)	2011 2010	- -	$ 192,000 -	- -	$ 192,000 -
Erik H. Lindsley President and Director (3)	2011 2010	$ 44,667 $ 80,812	- -	$ 63,800 $ 14,213	$ 108,467 $ 95,025
Randall M. Gates Chief Financial Officer (4)	2011 2010	$ 19,000 $ 34,000	- -	$ 63,800 $ 93,395	$ 82,800 $ 127,395

(4)

Dr. Farkas became acting CEO on July 1, 2010 and was a consultant prior to that time. His 2010 compensation includes $36,218 in consulting fees prior to commencing employment. A total of $95,199 in compensation remains unpaid as of December 31, 2011.

(2)

Mr. Scher became Chief Operating and Financial Officer, and a director effective June 16, 2011. Mr. Scher was awarded 6,000,000 shares of common stock with a fair market value of $192,000 on June 16, 2011. A total of $10,000 in compensation remains unpaid as of December 31, 2011

(3)

Dr. Lindsley became President effective December 15, 2009 and resigned effective August 1, 2011. A total of $25,000 in 2011 compensation remains unpaid as of December 31, 2011.

(4)

Mr. Gates was chief financial officer from June 10, 2010 through April 8, 2011. Mr. Gates’ services were on a part-time basis.

Stock options granted during the most recently completed financial year

The following table sets forth each grant of an award made to a named executive officer during our fiscal year ended December 31, 2011 under our 2010 Stock Option Plan:

	2010 Stock Option Plan option awards		Grant date fair value of option awards	Exercise or Base Price of Option
Name and Principal Position	Grant date	Number of securities underlying options
Daniel L. Farkas Chief Executive Officer, Chairman	6/16/2011	6,000,000	$ 189,501	$0.0352
Erik H. Lindsley President, Director	6/16/2011	2,000,000	$ 57,416	$0.0320

Outstanding Equity Awards at December 31, 2011

The following table sets forth the number and value of securities underlying options held as of December 31, 2011 by each named executive officer.

Name and Principal Position	Number of shares underlying unexercised options		Option exercise price	Option expiration date
	Exercisable	Unexercisable
Daniel L. Farkas Chief Executive Officer, Chairman	7,000,000	-	$ 0.0506	2015--2016

Compensation of Directors

Directors do not receive compensation for service on the board of directors. We reimburse our directors for their out-of-pocket costs, including travel and accommodations, relating to their attendance at any board of directors meeting. Directors are also entitled to participate in our stock option plan. Dr. Farkas and Mr. Scher are our only directors and were not compensated for any board functions during the year ended December 31, 2011. Additionally, no stock options or other compensation were granted other than as disclosed as their compensation as officers.

Equity compensation plan

The Board of Directors approved the 2010 Stock Option Plan in June 2010. The Board of Directors believes that the 2010 Stock Option Plan will promote the long-term success of the Company and will provide financial incentives to employees, members of the Board, and advisers and consultants of the Company to strive for long-term creation of stockholder value. The Plan provides long-term incentives to employees, members of the Board, and advisers and consultants of the Company who are able to contribute towards the creation of or have created stockholder value by providing them stock options and other stock and cash incentives. Shareholder approval of the 2010 Stock Option Plan was not received within 12 months of approval by the Board and, accordingly, the options issued under this plan are not eligible for incentive stock option treatment pursuant to Section 422 of the Internal Revenue Code of 1986, as amended.

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

Eligibility under the 2010 Stock Option Plan

Only employees of the Company, non-employee members of the Board, and members of advisory committees of the Company or consultants to the Company, who are designated by the 2010 Stock Option Plan or selected by the Board of Directors, shall be eligible to participate in the 2010 Stock Option Plan.

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

No stock options granted will receive incentive stock option pursuant to Section 422 of the Internal Revenue Code of 1986, as amended.

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

The following are the federal tax consequences generally arising with respect to awards that may be granted under the 2010 Stock Option Plan. Consequences may differ from optionee to optionee. Please refer to your individual tax expert. The grant of an option will create no tax consequences for an optionee or the Company. Upon exercising an option, the optionee must recognize ordinary income equal to the difference between the exercise price and the Fair Market Value of the stock on the date of exercise; the Company will be entitled to a tax deduction for the same amount. The tax treatment for an optionee on a disposition of shares acquired through the exercise of an option depends on how long the shares have been held which will dictate whether they qualify for short-term or long-term capital gains treatment.

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

Use of 2010 Stock Option Plan Benefits

The future benefits or amounts that would be received under the 2010 Stock Option Plan by executive officers and others are discretionary and are therefore not determinable at this time. The Board of

Directors has approved the issuance of stock options to employees and consultants for 13,800,000 shares as of December 31, 2011.

Only nonqualified stock options may be issued under the 2010 Stock Option Plan. Nonqualified stock options are options that do not meet the requirements of Section 422 of the Code. No incentive stock option (options that meet the requirements of Section 422 of the Code) may be granted under the 2010 Stock Option Plan. Nonqualified stock options may not be granted to an employee who owns more than 10% of the voting power of all classes of securities unless the option price is at least 110% of the fair market value of our Common Stock at the date of grant and the option is not exercisable more than five years after it is granted. There is no limit on the fair market value of nonqualified stock options that may be granted to an employee in any calendar year, but no employee may be granted nonqualified stock options that first become exercisable during a calendar year for the purchase of stock with an aggregate fair market value (determined as of the date of grant of each option) in excess of $100,000. A nonqualified stock option (or an installment thereof) counts against the annual limitation only in the year it first becomes exercisable.

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

Equity compensation plan information as of December 31, 2011
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan	13,800,000	$0.05866	16,200,000

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

As of December 31, 2011 there were 212,089,397 shares of Common Stock issued and outstanding. Shares of Common Stock not outstanding but deemed beneficially owned because an individual has the right to acquire the shares of Common Stock within 60 days upon the exercise of warrants or options or the conversion of convertible securities, are treated as outstanding when determining the amount and percentage of Common Stock owned by that individual and by all directors and executive officers as a group. The address of each executive officer and director is 250 N. Robertson Blvd., Suite 427, Beverly Hills, California 90211. The address of other beneficial owners is set forth below.

Name of beneficial owner	Number of Shares beneficially owned	Notes	Percentage of shares outstanding
Executive officers and directors:
Daniel Farkas, Ph.D.	91,928,633	(1)	42.9%
Eugene Scher	6,000,000		2.8%
All executive officers and directors as a group (2 persons)	97,928,633		45.6%
Stockholders owning of record 5% or more:
IQOS, LLC 2049 Century Park East, Suite 3670 Los Angeles, CA 90067	28,309,544		13.3%

(1)

Includes 7,000,000 fully vested stock options, 42,522,091 shares owned of record by Daniel Farkas and 42,406,543 shares owned of record by Miriam Farkas. Dr. Daniel L. Farkas and Dr. Miriam Farkas are husband and wife.

Certain Relationships and Related Transactions, and Director Independence

This section describes the transactions we have engaged in with persons who were our directors or officers at the time of the transaction, and persons or entities known by us to be the beneficial owners of 5% or more of our common stock since our incorporation on February 25, 2004.

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

During the year ended December 31, 2011 Dr. Farkas was repaid all of his advances to the Company. Prior to becoming Chief Executive Officer in July 2010, Dr. Farkas was retained as a consultant. Consulting expenses incurred for 2010 of $15,859 remains unpaid as of December 31, 2011.

In August 2011 we paid the Company’s President and Chief Operating and Financial Officer, $20,000 in referral fees related to his assistance in placing $200,000 in convertible notes.

An officer of the Company has advanced the Company funds during the year ended December 31, 2011. The balance of these advances as of December 31, 2011 is $16,500 and is payable on demand with no interest.

Conflicts of Interest Policies

All transactions between us and any of our officers, directors, or 5% stockholders must be on terms no less favorable than could be obtained from independent third parties. Our bylaws require that a majority of disinterested directors is required to approve any proposal in which any of our officers or directors have a principal or other interest.

Other than as described in this section, there are no material relationships between us and any of our directors, executive officers, or known holders of more than 5% of our common stock.

Principal Accounting Fees and Services

It is the policy of the Company for the Board of Directors to pre-approve all audit, tax and financial advisory services. All services rendered by Rose, Snyder & Jacobs were pre-approved by the Board of Directors for the years ended December 31, 2011 and 2010. The aggregate fees billed by Rose, Snyder & Jacobs for professional services rendered for the audit of the Company’s financial statements and other services were as follows for the year ended December 31, 2011:

Year ended December 31,	2011	2010
Audit fees	$12,500	$19,500
Audit related fees	$15,300	-
Tax fees	-	-
All other fees	-	-

PART IV

Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements of the registrant and the Reports of our Independent Registered Public Accounting Firm thereon are included herewith in Item 8 above.

Page
Report of Rose, Snyder & Jacobs LLP, Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2011 and 2010.	F-2
Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and from February 25, 2004 (date of inception) through December 31, 2011.	F-3
Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and from February 25, 2004 (date of inception) through December 31, 2011.	F-4
Consolidated Statements of Shareholders’ Deficit for the years ended December 31, 2011 and 2010 and from February 25, 2004 (date of inception) through December 31, 2011.	F-6
Notes to Consolidated Financial Statements.	F-8

Financial Statement Schedules

None

Exhibits

Number	Exhibit
3.1	Amended and Restated Articles of Incorporation of the registrant
3.2	By-laws of the registrant
4.1	Form of Securities Purchase Agreement (1)
4.2	Form of Convertible Note (2)
10.1	Memorandum of Agreement between Cascade Technologies Corp. and Spectral Molecular Imaging, Inc. (3)
10.2	Amendment No. 1 to the Memorandum of Agreement between Cascade Technologies Corp. and Spectral Molecular Imaging Inc. (4)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on March 24, 2010
(2)	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on March 24, 2010
(3)	Incorporated by reference to the Exhibits filed with our Form 10-K filed with the SEC on December 15, 2010
(4)	Incorporated by reference to Exhibits filed with our Form 10-Q filed with the SEC on January 8, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, JMG Exploration Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2012	Cascade Technologies Corp.

	By:	/s/ Daniel L. Farkas, Ph.D.

Daniel L. Farkas, Ph.D.
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 27, 2012.

Signature	Title
/s/ Daniel L. Farkas, Ph.D.	Chairman and Chief Executive Officer
Daniel L. Farkas, Ph.D.
/s/ Eugene Scher	Chief Operating and Financial Officer
Eugene Scher

Exhibit Index

Number
3.1	Amended and Restated Articles of Incorporation of the registrant
3.2	By-laws of the registrant
4.1	Form of Securities Purchase Agreement
4.2	Form of Convertible Note
10.1	Memorandum of Agreement between Cascade Technologies Corp. and Spectral Molecular Imaging, Inc.
10.2	Amendment No. 1 to the Memorandum of Agreement between Cascade Technologies Corp. and Spectral Molecular Imaging Inc.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Cascade Technologies Corp.

Consolidated Financial Statements

December 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Cascade Technologies, Corp.

We have audited the accompanying consolidated balance sheets of Cascade Technologies, Corp. and Subsidiary as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from February 25, 2004 (date of inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Technologies, Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, and for the period from February 25, 2004 (date of inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

Rose, Snyder & Jacobs LLP

Encino, California

March 26, 2012

CONSOLIDATED FINANCIAL STATEMENTS

Cascade Technologies Corp.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$ 140,364	$ 23,217
Prepaid expenses	24,682	12,697
Grant proceeds receivable	14,630	168,302
Other assets	3,647	6,349
Total current assets	183,323	210,565
Property and equipment, net of depreciation	61,820	76,916
Patents, net	-	-
Deferred debt issuance costs, net of amortization of $39,066 and $8,674 in 2011 and 2010	141,378	46,764
Deposits	3,350	3,350
Total Assets	$ 389,871	$ 337,595
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 492,532	$ 218,639
Due to officers	32,359	22,709
Note Payable, less discount of $18,750 and $0 in 2011 and 2010	81,250	-
Total Current Liabilities	606,141	241,348
Long-term Liabilities
Notes payable, less discount of $672,497 and $659,564 in 2011and 2010	377,503	90,436
Derivative liability	515,502	295,026
Total Long-term Liabilities	893,005	385,462
Total Liabilities	1,499,146	626,810
Commitments and Contingencies
Stockholders’ deficit
Common stock – no par value, 750,000,000 shares authorized, 212,089,397 and 192,789,397 shares issued and outstanding at December 31, 2011 and 2010	518,585	112,405
Additional paid-in capital	1,628,234	725,745
Accumulated deficit during development stage	(3,256,094)	(1,127,365)
Total Stockholders’ Deficit	(1,109,275)	(289,215)
Total Liabilities and Stockholders’ Deficit	$ 389,871	$ 337,595

The accompanying notes are an integral part of these consolidated financial statements.

Cascade Technologies Corp.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,		From February 25, 2004 (Inception) through December 31, 2011
	2011	2010
Expenses
Professional expenses	$ 526,603	$ 163,061	$689,664
Rent	40,205	40,210	83,765
Depreciation	15,096	8,663	25,169
Salary and other compensation expense	1,065,240	918,737	1,983,977
Impairment of intangible assets	-	-	19,450
Patent royalties	-	-	1,901
Consulting and outside services	8,870	302,338	311,208
Other general and administrative	74,710	156,345	234,478
Total operating loss	(1,730,724)	(1,538,604)	(3,349,612)

Other Income and Expense
Grant income	143,201	236,060	379,261
Interest income	2	561	563
Interest expense	(268,238)	(4,704,909)	(4,973,147)
Change in value of derivative liability	(272,970)	4,959,811	4,686,841
	(398,005)	491,523	93,518
Net loss	$(2,128,729)	$(1,097,831)	($3,256,094)
Net loss per share applicable to common shareholders:
basic	($ 0.01)	($ 0.01)
diluted	($ 0.01)	($ 0.01)
Weighted average number of shares used in computing net loss per share of Common Stock:
basic	203,501,178	177,305,332
diluted	203,501,178	177,305,332

The accompanying notes are an integral part of these consolidated financial statements.

Cascade Technologies Corp.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,		From February 25, 2004 (Inception) through December 31, 2011
	2011	2010
OPERATING
Net loss	$(2,128,729)	$(1,097,831)	($3,256,094)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	15,096	8,663	25,169
Patent amortization and impairment	-	-	19,629
Amortization of deferred issuance costs	30,392	15,811	46,203
Proceeds advanced (repaid) from stockholder	-	(17,444)	22,709
Excess value of derivative liability over related loan proceeds	-	4,493,960	4,493,960
Amortization of note discount	199,433	190,436	389,869
Stock based compensation	432,024	641,822	1,073,846
Common shares issued for services	392,760	9,000	401,760
Change in valuation of derivative liability	272,970	(4,959,811)	(4,686,841)
Increase (decrease)in grant proceeds receivable	153,672	168,302	(14,930)
Increase (decrease) in other assets	2,702	(6,349)	(3,647)
Increase in prepaid expenses	(11,985)	(12,697)	(24,682)
Increase in deposits	-	-	(3,350)
Increase in accounts payable and accrued expenses	288,812	216,844	505,656
Cash used in operating activities	(352,853)	(685,898)	(1,010,443)
INVESTING
Purchase of property and equipment	-	(78,310)	(86,989)
Patent costs	-	-	(19,629)
Cash used in investing activities	-	(78,310)	(106,618)
FINANCING
Net proceeds from issuance of convertible notes	470,000	787,425	1,257,425
Cash provided by financing activities	470,000	787,425	1,257,425
Net increase in cash and cash equivalents	117,147	23,217	140,364
Cash and cash equivalents, beginning of period	23,217	-	-
Cash and cash equivalents, end of period	$ 140,364	$ 23,217	$ 140,364

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
Non-cash activity:
Common stock issued for services	$ 392,760	$ 9,000	$ 401,760
During October 2010, $100,000 of notes payable were converted to common shares. During May and July 2011, $100,000 of notes payable were converted to common shares.

The accompanying notes are an integral part of these consolidated financial statements.

Cascade Technologies Corp.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Subscription Receivable	Total
	No. Shares	Amount
Balance at February 25, 2004 (Inception)	115,549,157	$ 1	$ -	$ -	$ (1)	$ -
Net loss for the period from February 25, 2004 (inception) through December 31, 2007	-	-	-	(12,709)	-	(12,709)
Balance at December 31, 2007	115,549,157	1	-	(12,709)	-	(12,709)
Net loss for the year ended December 31, 2008	-	-	-	(8,137)	-	(8,137)
Balance at December 31, 2008	115,549,157	1	-	(20,846)	-	(20,846)
Net loss for the year ended December 31, 2009	-	-	-	(8,688)	-	(8,688)
Balance at December 31, 2009	115,549,157	1	-	(29,534)	-	(29,534)
Stock subscription received	-	-	-	-	1	1
Shares issued to employees for services	40,026	5,200	-	-	-	5,200
Stock based compensation	-	-	636,622	-	-	636,622
Shares issued in SMI acquisition	75,020,214	(1,796)	-	-	-	(1,796)
Shares issued for outside services	180,000	9,000	-	-	-	9,000
Shares issued for convertible notes	2,000,000	100,000	89,123	-	-	189,123
Net loss for the year ended December 31, 2010	-	-	-	(1,097,831)	-	(1,097,831)
Balance at December 31, 2010	192,789,397	112,405	725,745	(1,127,365)	-	(289,215)
Stock based compensation	-	-	432,024	-	-	432,024
Warrants issued for debt issuance costs	-	-	100,275	-	-	100,275
Shares issued to employee for services	6,000,000	192,000	-	-	-	192,000
Shares issued for outside services	11,300,000	114,180	86,580	-	-	200,760
Shares issued for convertible notes	2,000,000	100,000	52,494	-	-	152,494
Discount on long-term convertible debt	-	-	231,116			231,116
Net loss for the year ended December 31, 2011	-	-	-	(2,128,729)	-	(2,128,729)
Balance at December 31, 2011	210,089,397	$ 518,585	$ 1,628,234	$ (3,256,094)	-	$ (1,109,275)

The accompanying notes are an integral part of these consolidated financial statements.

Cascade Technologies Corp.

(A Development Stage Company)

 Notes to Consolidated Financial Statements

1. Principal Business Activities and Summary of Significant Accounting Policies:

Organization and Business

Cascade is a development-stage, medical imaging device company. All medical device operations are being conducted by Cascade’s wholly owned subsidiary, Spectral Molecular Imaging, Inc. (“SMI”). SMI was incorporated on February 25, 2004 in Nevada and to date has not generated any revenues.

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

At December 31, 2011, the Company has an accumulated deficit of $3,256,094 and anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of its product line. From inception up through the merger, the Company financed operations solely through short-term loans from a stockholder. In conjunction with the merger between Cascade and SMI in March 2010, additional working capital was obtained through the placement of $850,000 in convertible notes ($787,425 net of expenses) received on March 17, 2010.

During 2011 the Company secured $500,000 in proceeds from the placement of additional convertible notes, $400,000 of which were issued pursuant to a Placement Agent Agreement with  a financial institution that was deemed finalized as of February 15, 2012. See “Note 12 - Subsequent Event”.

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

Research and Development

Research and development costs are expensed as incurred. Total research and development costs for the years ended December 31, 2011 and 2010 and the period from February 25, 2004 (inception) to December 31, 2011 were as follows.

	Year ended December 31,		From February 25, 2004 (Inception) through December 31, 2011
	2011	2010
Research and development costs	$ 1,204,121	$1,375,543	$ 2,659,948

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

The following table summarizes fair value measurements by level at December 31, 2011 and 2010 for assets and liabilities measured at fair value on a recurring basis:

	December 31, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liability	$ -	$ -	$ 515,502	$ -	$ -	$ 295,026

The carrying amount of certain financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair value of borrowings is not considered to be significantly different than its carry amount because the stated rates for such debt reflect current market rates.

The following table sets forth a summary of changes in the fair value of the Company’s level 3 assets (conversion feature of notes payable) for the years ended December 31, 2011 and 2010.

	Year ended December 31,
Level 3 Assets - Derivative Liability	2011	2010
Beginning Balance	$ 295,026	$ -
Conversion feature issued	-	5,343,960
Changes in derivative liability	272,970	(4,959,811)
Reclassification of derivative liability	(52,494)	(89,123)
Ending balance	$ 515,502	$ 295,026

The Company used the Black-Scholes option pricing model for estimating the fair value of the note conversion feature with the following assumptions: expected remaining life of 5.01 years; risk-free interest rate of 0.88%; dividend yield of 0%; and expected volatility of 237%.

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

2.  Property and Equipment

Property and equipment, at cost, consists of the following:

	December 31, 2011	December 31, 2010
Furniture	$ 5,254	$ 5,254
Computer equipment	81,735	81,735
	86,989	86,989
Accumulated depreciation	(25,169)	(10,073)
	$ 61,820	$ 76, 916

Depreciation expense was $15,096 and $8,663 for the years ended December 31, 2011 and 2010, respectively.

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

5.   Notes Payable

Series 2011-A Convertible Notes

During May 2011, the Company issued a Series 2011-A convertible note totaling $100,000 which bears interest at the rate of 15% and is due on November 16, 2012. The note is convertible at the option of the holder into Common Stock at a conversion price of $0.05 per share. Interest is payable on maturity, or earlier upon conversion, acceleration, or redemption.

The Series 2011-A convertible note was sold pursuant to a referral agreement that provided for a cash payment equal to 10% of each note and 2,000,000 common stock warrant exercisable for $0.05 per share for a period of five years for each $100,000 increment of Series 2011 convertible notes. A total of $100,000 in convertible notes were placed pursuant to this referral agreement.

Series 2011-B Convertible Notes

During August and November 2011, the company issued Series 2011-B convertible notes totaling $400,000 which bear interest at the rate of 8% and are due five years from the date of issuance. The notes are convertible at the option of the holder into Common Stock at a conversion price of $0.06 per share. Interest is payable semi-annually in arrears, on January 15 and July 15 of each calendar year, beginning January 15, 2013, or earlier upon conversion, acceleration or redemption.

The Series 2011-B convertible notes were sold pursuant to a referral agreement that provided for a cash payment equal to 10% of each note and warrants to acquire 1,000,000 shares of common stock exercisable at $0.06 per share for a period of five years for each $200,000 increment of Series 2011-B convertible notes. A total of $400,000 in convertible notes were placed pursuant to this referral agreement and, accordingly, the Company paid $40,000 in referral fees and committed to issue warrants to acquire 2,000,000 shares of common stock exercisable at $0.06 per share. With respect to the $200,000 in 2011-B convertible notes placed in August 2011, the Company’s President and Chief Operating and Financial Officer, received $20,000 in referral fees related to his assistance in placing the notes. See Note 9: Related Party Transactions.

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

7.   Share Capital

a) Authorized, issued and outstanding

The Company has authorized 750,000,000 common shares, no par value. As of December 31, 2011 there were 212,089,397 common shares were issued and outstanding.

b) Loss per share

For the years ended December 31, 2011 and 2010, the weighted average number of basic and diluted common shares outstanding was 203,501,178 and 177,305,332, respectively.

8.   Income Taxes

The Company provides deferred income taxes for differences between the tax reporting bases and the financial reporting bases of assets and liabilities. The Company follows the accounting procedures established by FASB ASC 740, “Income Taxes” (formerly SFAS No. 109, “Accounting for Income Taxes.”

At December 31, 2011 and 2010, the Company had no increase or decrease in unrecognized income tax benefits for the preceding periods. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2011 and 2010. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and California. There are currently no income tax examinations underway for these jurisdictions, although the tax years ended December 31, 2011, 2010, 2009, 2008, 2007 and 2006 are all still open for examination.

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

An officer of the Company has advanced the Company funds during the year ended December 31, 2011. The balance of these advances as of December 31, 2011 is $16,500 and is payable on demand with no interest.

A principal stockholder has advanced funds to the Company on an as needed basis. The balance due on these advances at December 31, 2011 and 2010 are $15,859 and $22,709, respectively, and are payable on demand with no interest.

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

Shareholder approval of the 2010 Stock Option Plan was not received within 12 months of approval by the Board and, accordingly, the options issued under this plan are not eligible for incentive stock option treatment pursuant to Section 422 of the Internal Revenue Code of 1986, as amended.

 As of December 31, 2011, 16,200,000 shares of common stock are available for issuance under the Plan.

Stock options

During the year ended December 31, 2011, the Company granted 10,000,000 stock options under the Plan to certain employees, directors, and consultants. All of the stock options granted were vested immediately.

During the year ended December 31, 2010 the Company granted 3,800,000 stock options under the Plan to certain employees, directors, and consultants. A total of 2,400,000 of the stock options were vested immediately and the balance vest monthly over a 24 month period.

A summary of stock option activity for the years ended December 31, 2011 and 2010 is as follows:

	Number of Options	Weighted average exercise price per share	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2009	-	-
Granted	3,800,000	$0.134
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2010	3,800,000	$0.134
Granted	10,000,000	$0.034
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2011	13,800,000	$0.062	4.18 years

Exercisable at December 31, 2011	13,495,342	$0.060	4.20 years

The exercise price and vesting period of each stock option is specified by the Board of Directors at the time of grant. The stock options expire five years after the grant date.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected life assumption is based on the expected life assumptions of similar entities. Expected volatility is based on actual share price volatility the preceding twelve months. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with an expected term ranging from 2.5 to 5 years used as the input to the Black-Scholes model. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates. During the year ended December 31, 2011 and 2010, the Company experienced no forfeitures. The weighted average grant date fair value of options granted during 2011 and 2010 amounted to $0.030 and $0.220 per option, respectively, using the Black Scholes pricing model using the following assumptions:

For the year ending:	December 31,
	2011	2010
Weighted average risk-free interest rate	0.17%	0.35%
Expected life in years	2.5 years	5 years
Expected volatility	264%	150%
Expected dividends	0	0

As of December 31, 2011 there was $57,786 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 0.4 years.

The following table summarizes information about stock options outstanding at December 31, 2011:

Options outstanding				Options exercisable
Exercise prices	# of shares outstanding	Weighted Average Remaining Contractual Life	Exercise price	# of shares outstanding	Weighted Average Remaining Contractual Life	Exercise price
$0.0352	6,000,000	4.5 years	$0.0352	6,000,000	4.5 years	$0.0352
$0.032	2,000,000	4.5 years	$0.032	2,000,000	4.5 years	$0.032
$0.032	2,000,000	4.5 years	$0.032	2,000,000	4.5 years	$0.032
$0.143	1,000,000	3.4 years	$0.143	1,000,000	3.4 years	$0.143
$0.130	1,400,000	3.4 years	$0.130	1,400,000	3.4 years	$0.130
$0.130	1,200,000	3.4 years	$0.130	936,986	3.4 years	$0.130
$0.150	200,000	3.4 years	$0.150	158,356	3.4 years	$0.150
	13,800,000			13,495,342

Intrinsic Value of options outstanding and options exercisable For the year ended December 31, 2011
Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Intrinsic Value of Options Exercised
$ -	$ -	n/a

11.  Unregistered Sales of Equity Securities

In May 2011, the Company announced that it issued a total of 9,500,000 shares of common stock pursuant to an agreement with the Company’s legal counsel. The issuance of shares was in consideration of the reduction in the outstanding balance due Grunfeld by $15,365 to $70,000, deferral of payment of this balance until August 1, 2011, and a deferred retainer agreement that assures the Company of ongoing legal representation without payment until July 15, 2011.

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

Of the 9,500,000 shares of common stock issued, a total of 6,799,000 can be repurchased by the Company for $145,000. Commencing June 1, 2011 and continuing on the first day of the following 16 months, the number of shares that may be repurchased and the cost of reacquiring the shares are reduced by 399,942 and $8,529, respectively. As of December 31, 2011, no shares have been repurchased by the Company pursuant to this option.

12.  Subsequent Event

On February 15, 2012 entered into a Placement Agent Agreement with Weston Financial Services, LLC, a Delaware limited liability company (“Weston”). Per the agreement, Weston agreed to act as the Company’s exclusive agent in connection with a private placement of up to $4,000,000 of notes to be issued by the Company (the “Notes”) and to use Weston’s commercially reasonable efforts in placing such Notes. Weston will be compensated with a 10% cash fee and 1,000,000 warrants to purchase Cascade common stock at $0.06 per share for every $200,000 in Notes placed. Pursuant to the agreement, the Notes will only be offered to “accredited investors” and, upon issuance, will be sold and issued pursuant to a Note Purchase Agreement. A total of $400,000 in convertible notes were placed in 2011 prior to the completion of the Placement Agent Agreement but are deemed to be part of the total amount contemplated by the agreement. No assurance can be given that the Company will receive any additional proceeds.

As required by Weston  and as specified in the Note Purchase Agreement, providing that the Company receive gross proceeds of not less than $4,000,000, the Company is required to enter into a Contribution Agreement with Dr. Daniel Farkas, the Company’s Chief Executive Officer, pursuant to which Dr. Farkas will contribute certain intellectual property, equity and certain other assets owned by Dr. Farkas to the Company in exchange for a 50 million  additional shares of common stock in the Company.

Additionally, in connection with the transactions contemplated by the Placement, the Company anticipates undertaking a 1:30 reverse split of its common stock (the “Reverse Split”), changing its governing state from the State of Wyoming to the State of Nevada (the “Re-Domiciliation”) and adopting a 2012 Stock Option Plan (the “2012 Stock Option Plan”). The Company’s Board of Directors has approved the Reverse Split and the Re-Domiciliation, but has not yet finalized or approved the terms of the 2012 Stock Option Plan.

13.  New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material effect on our consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-08 is not expected to have a material effect on our consolidated financial statements or disclosures.