Form 10-Q
period 2012-03-31
CASCADE TECHNOLOGIES CORP
filed 2012-05-10
CIK 1324344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

The number of shares outstanding of Registrant’s common stock, par value $0.01, as of March 31, 2012, was 214,789,397.

CASCADE TECHNOLOGIES CORP.
Index to Form 10-Q Quarterly Report
to the Securities and Exchange Commission

		Page
		No.
	Part I Financial Information

Item 1	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011.	3

	Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2012 and 2011 and for the period from February 25, 2004 (Inception) to March 31, 2012.	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2012 and 2011 and for the period from February 25, 2004 (Inception) to March 31, 2012.	5

	Condensed Consolidated Statements of Stockholders’ Deficit (unaudited) for the period from February 25, 2004 (Inception) to March 31, 2012.	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T	Controls and Procedures	18

	Part II Other Information

Item 1	Legal Proceedings	21

Item 1A	Risk Factors	21

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3	Defaults Upon Senior Securities	21

Item 4	Submission of Matters to a Vote of Security Holders	21

Item 5	Other Information	21

Item 6	Exhibits	21

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cascade Technologies Corp.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$ 108,975	$ 140,364
Prepaid expenses	12,600	24,682
Grant proceeds receivable	6,470	14,630
Other assets	3,647	3,647
Total current assets	131,692	183,323
Property and equipment, net of depreciation	58,047	61,820
Patents, net	-	-
Deferred debt issuance costs, net of amortization of $53,101 in 2012 and $39,066 in 2011	187,338	141,378
Deposits	3,350	3,350
Total Assets	$ 380,427	$ 389,871
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 511,141	$ 492,532
Due to officers	32,359	32,359
Note Payable, less discount of $13,393 and $18,750 in 2012 and 2011	86,607	81,250
Total Current Liabilities	630,107	606,141
Long-term Liabilities
Notes payable, less discount of $636,285 in 2012 and $672,497 in 2011	613,715	377,503
Derivative liability	515,469	515,502
Total Long-term Liabilities	1,129,184	893,005
Total Liabilities	1,759,291	1,499,146
Commitments and Contingencies
Stockholders’ deficit
Common stock – no par value, 750,000,000 shares authorized, 214,789,397 and 212,089,397 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	518,855	518,585
Additional paid-in capital	1,799,577	1,628,234
Accumulated deficit during development stage	(3,697,296)	(3,256,094)
Total Stockholders’ Deficit	(1,378,864)	(1,109,275)
Total Liabilities and Stockholders’ Deficit	$ 380,427	$ 389,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cascade Technologies Corp.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (unaudited)

	Three month period ended March 31,		From February 25, 2004 (Inception) through March 31, 2012
	2012	2011
Expenses
Professional expenses	$ 82,265	$ 39,176	$ 771,929
Rent	10,060	10,055	93,825
Depreciation	3,774	3,774	28,943
Salary and other compensation expense	171,315	148,698	2,155,292
Impairment of intangible assets	-	-	19,450
Patent royalties	-	-	1,901
Consulting and outside services	103,690	3,313	414,898
Other general and administrative	30,296	22,981	264,774
Total operating loss	(401,400)	(227,997)	(3,751,012)

Other Income and Expense
Grant income	25,440	33,120	404,701
Interest income	-	-	563
Interest expense	(65,275)	(31,172)	(5,038,422)
Change in value of derivative liability	33	(2,330)	4,686,874
	(39,802)	(382)	53,716
Net loss	$ (441,202)	$ (228,379)	$ (3,697,296)
Net loss per share applicable to common shareholders:
basic	$ 0.00	$ 0.00
diluted	$ 0.00	$ 0.00
Weighted average number of shares used in computing net loss per share of Common Stock:
basic	213,444,342	192,789,397
diluted	213,444,342	192,789,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cascade Technologies Corp.

 (A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three month period ended March 31,		From February 25, 2004 (Inception) through March 31, 2012
	2012	2011
OPERATING
Net loss	$ (441,202)	$ (228,379)	$ (3,697,296)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	3,774	3,774	28,943
Patent amortization and impairment	-	-	19,629
Amortization of deferred issuance costs	14,035	2,217	60,238
Proceeds advanced (repaid) from stockholder	-	-	22,709
Excess value of derivative liability over related loan proceeds	-	-	4,493,960
Amortization of note discount	41,569	27,325	431,438
Stock based compensation	33,158	32,014	1,107,004
Common shares issued for services	98,460	-	500,220
Change in valuation of derivative liability	(33)	2,330	(4,686,874)
Decrease (increase) in grant proceeds receivable	8,160	145,166	(6,470)
(Increase) decrease in other assets	-	2,702	(3,647)
(Increase) decrease in prepaid expenses	12,082	4,689	(12,600)
Increase in deposits	-	-	(3,350)
Increase (decrease) in accounts payable and accrued expenses	18,608	(9,102)	524,264
Cash used in operating activities	(211,389)	(17,264)	(1,221,832)
INVESTING
Purchase of property and equipment	-	-	(86,989)
Patent costs	-	-	(19,629)
Cash used in investing activities		-	(106,618)
FINANCING
Net proceeds from issuance of convertible notes	180,000	-	1,437,425
Cash provided by financing activities	180,000	-	1,437,425
Net increase (decrease) in cash and cash equivalents	(31,389)	(17,264)	108,975
Cash and cash equivalents, beginning of period	140,364	23,217	-
Cash and cash equivalents, end of period	$ 108,975	$ 5,953	$ 108,975

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
Common stock issued for services	$ 98,460	$ -	$ 500,220
During October 2010, $100,000 of notes payable were converted to common shares. During May and July 2011, $100,000 of notes payable were converted to common shares.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cascade Technologies Corp.

 (A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Subscription Receivable	Total
	No. Shares	Amount
Balance at February 25, 2004 (Inception)	115,549,157	$ 1	$ -	$ -	$ (1)	$ -
Net loss for the period from February 25, 2004 (inception) through December 31, 2007	-	-	-	(12,709)	-	(12,709)
Balance at December 31, 2007	115,549,157	1	-	(12,709)	-	(12,709)
Net loss for the year ended December 31, 2008	-	-	-	(8,137)	-	(8,137)
Balance at December 31, 2008	115,549,157	1	-	(20,846)	-	(20,846)
Net loss for the year ended December 31, 2009	-	-	-	(8,688)	-	(8,688)
Balance at December 31, 2009	115,549,157	1	-	(29,534)	-	(29,534)
Stock subscription received	-	-	-	-	1	1
Shares issued to employees for services	40,026	5,200	-	-	-	5,200
Stock based compensation	-	-	636,622	-	-	636,622
Shares issued in SMI acquisition	75,020,214	(1,796)	-	-	-	(1,796)
Shares issued for outside services	180,000	9,000	-	-	-	9,000
Shares issued for convertible notes	2,000,000	100,000	89,123	-	-	189,123
Net loss for the year ended December 31, 2010	-	-	-	(1,097,831)	-	(1,097,831)
Balance at December 31, 2010	192,789,397	112,405	725,745	(1,127,365)	-	(289,215)
Stock based compensation	-	-	432,024	-	-	432,024
Warrants issued for debt issuance costs	-	-	100,275	-	-	100,275
Shares issued to employee for services	6,000,000	192,000	-	-	-	192,000
Shares issued for outside services	11,300,000	114,180	86,580	-	-	200,760
Shares issued for convertible notes	2,000,000	100,000	52,494	-	-	152,494
Discount on long-term convertible debt	-	-	231,116	-	-	231,116
Net loss for the year ended December 31, 2011	-	-	-	(2,128,729)	-	(2,128,729)
Balance at December 31, 2011	212,089,397	518,585	1,628,234	(3,256,094)	-	(1,109,275)
Stock based compensation	-	-	33,158	-	-	33,158
Warrants issued for debt issuance costs	-	-	39,995	-	-	39,995
Shares issued for outside services	2,700,000	270	98,190	-	-	98,460
Net loss for the three month period ended March 31, 2012	-	-	-	(441,202)	-	(441,202)
Balance at March 31, 2012 (unaudited)	214,789,397	$ 518,855	$ 1,799,577	$ (3,697,296)	$ -	$(1,378,864)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cascade Technologies Corp.

(A Development Stage Company)

 Notes to Condensed Consolidated Interim Financial Statements

 (unaudited)

1. Principal Business Activities and Summary of Significant Accounting Policies:

Interim Financial Statements

The unaudited condensed consolidated financial statements of Cascade Technologies Corp. (“Cascade”, or the “Company”), a development stage company, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim condensed consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The balance sheet information as of December 31, 2011 was derived from the audited financial statements included in Form 10K filed March 27, 2012. These interim financial statements should be read in conjunction with that report.

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

At March 31, 2012, the Company has an accumulated deficit of $3,697,296 and anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of its product line. From inception up through the merger, the Company financed operations solely through short-term loans from a stockholder. In conjunction with the merger between Cascade and SMI in March 2010, additional working capital was obtained through the placement of $850,000 in convertible notes ($787,425 net of expenses) received on March 17, 2010.

During 2011 and 2012 the Company secured $700,000 in proceeds from the placement of additional convertible notes, $600,000 of which were issued pursuant to a Placement Agent Agreement with a financial institution that was deemed finalized as of February 15, 2012.  The proceeds from these notes and grant receipts are expected to permit the Company to fund its anticipated levels of operations through the second quarter of 2012. Absent securing additional working capital, the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Research and Development

Research and development costs are expensed as incurred. Total research and development costs for the three month periods ended March 31, 2012 and 2011 and the period from February 25, 2004 (inception) to March 31, 2012 were as follows.

	Three month period ended March 31,		From February 25, 2004 (Inception) through March 31, 2012
	2012	2011
Research and development costs	$ 319,135	$ 188,821	$ 2,979,083

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

The following table summarizes fair value measurements by level at March 31, 2012 and December 31, 2011 for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liability	$ -	$ -	$ 515,469	$ -	$ -	$ 515,502

The carrying amount of certain financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair value of borrowings is not considered to be significantly different than its carry amount because the stated rates for such debt reflect current market rates.

The following table sets forth a summary of changes in the fair value of the Company’s level 3 assets (conversion feature of notes payable) for the three month periods ended March 31, 2012 and 2011.

	Three month period ended March 31,
Level 3 Assets - Derivative Liability	2012	2011
Beginning Balance	$ 515,502	$ 295,026
Conversion feature issued	-
Changes in derivative liability	(33)	2,330
Reclassification of derivative liability	-
Ending balance	$ 515,469	$ 297,356

The Company used the Black-Scholes option pricing model for estimating the fair value of the note conversion feature with the following assumptions:

	Period ended
	March 31, 2012	December 31, 2011
Expected remaining life in years	4.76	5.01
risk-free interest rate	0.19%	0.83%
Volatility	244%	237%
Dividend yield	0%	0%

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

2.  Property and Equipment

Property and equipment, at cost, consists of the following:

	December 31, 2011	December 31, 2011
Furniture	$ 5,254	$ 5,254
Computer equipment	81,735	81,735
	86,989	86,989
Accumulated depreciation	(28,942)	(25,169)
	$ 58,047	$ 61,820

Depreciation expense was $3,774, $3,774 and $28,943 for the three month periods ended March 31, 2012 and 2011, and from February 25, 2004 (inception) through March 31, 2012, respectively.

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

Series 2011-B Convertible Notes

During March 2012 and August and November 2011, the company issued Series 2011-B convertible notes totaling $600,000 which bear interest at the rate of 8% and are due five years from the date of issuance. The notes are convertible at the option of the holder into Common Stock at a conversion price of $0.06 per share. Interest is payable semi-annually in arrears, on January 15 and July 15 of each calendar year, beginning January 15, 2013, or earlier upon conversion, acceleration or redemption.

The Series 2011-B convertible notes were sold pursuant to a referral agreement that provided for a cash payment equal to 10% of each note and warrants to acquire 1,000,000 shares of common stock exercisable at $0.06 per share for a period of five years for each $200,000 increment of Series 2011-B convertible notes. A total of $600,000 in convertible notes were placed pursuant to this referral agreement and, accordingly, the Company paid $60,000 in referral fees and committed to issue warrants to acquire 3,000,000 shares of common stock exercisable at $0.06 per share. With respect to the $200,000 in 2011-B convertible notes placed in August 2011, the Company’s President and Chief Operating and Financial Officer, received $20,000 in referral fees related to his assistance in placing the notes. See Note 9: Related Party Transactions.

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

6. Commitments and Contingencies

Facility lease - The Company had a one year lease commencing November 15, 2009 on its corporate offices with monthly rental of $3,350 for an aggregate annual rent expense of $40,210. The lease has expired and the Company is renting the offices on a month to month basis.

Cash concentration - The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 through December 31, 2013. The company has not experienced any losses in such accounts and does not believe that it is exposed to any significant credit risk on cash.

7.   Share Capital

a) Authorized, issued and outstanding

The Company has authorized 750,000,000 common shares, no par value. As of March 31, 2012 and December 31, 2011 there were 214,789,397 and 212,089,397 common shares were issued and outstanding, respectively.

b) Loss per share

For the three month periods ended March 31, 2012 and 2011, the weighted average number of basic and diluted common shares outstanding was 213,444,342 and 192,789,397, respectively.

8.   Income Taxes

The Company provides deferred income taxes for differences between the tax reporting bases and the financial reporting bases of assets and liabilities. The Company follows the accounting procedures established by FASB ASC 740, “Income Taxes” (formerly SFAS No. 109, “Accounting for Income Taxes.”

At March 31, 2012 and 2011, the Company had no increase or decrease in unrecognized income tax benefits for the preceding periods. There was no accrued interest or penalties relating to tax uncertainties at March 31, 2012 and 2011. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months. Should the

Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively.

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

An officer of the Company advanced the Company funds during the year ended December 31, 2011. The balance of these advances as of March 31, 2012 and December 31, 2011 is $16,500 and is payable on demand with no interest.

A principal stockholder has advanced funds to the Company on an as needed basis. The balance due on these advances at March 31, 2012 and December 31, 2011 is $15,859 and is payable on demand with no interest.

10. Stock-Based Compensation

The Company's Board of Directors adopted the 2012 Stock Option Plan (the 2012 Plan”) in April 2012 and the 2010 Stock Option Plan (the 2010 Plan”) in June 2010 (collectively the “Plans”). The Plans both provides long-term incentives to employees, members of the Board, and advisers and consultants of the Company who are able to contribute towards the creation of or have created stockholder value by providing them stock options and other stock and cash incentives. Provisions such as vesting repurchase and exercise conditions and limitations are determined by the Board of Directors on the grant date. No Further shares will be granted under the 2010 Plan. The total number of shares that may be issued pursuant to the 2012 Plan shall not exceed 15% of the outstanding shares of the Company’s common stock, subject to adjustment in the event of certain recapitalizations, reorganizations, and similar transactions. Generally, shares that are forfeited or canceled from awards under the Plans also will be available for future awards.

Shareholder approval of the 2010 Stock Option Plan was not received within 12 months of approval by the Board and, accordingly, the options issued under this plan are not eligible for incentive stock option treatment pursuant to Section 422 of the Internal Revenue Code of 1986, as amended.

 As of March 31, 2012, 16,200,000 shares of common stock are available for issuance under the Plans.

Stock options

During the three month period ended March 31, 2012, the Company granted no options under the Plans.

During the year ended December 31, 2011, the Company granted 10,000,000 stock options under the 2010 Plan to certain employees, directors, and consultants. All of the stock options granted were vested immediately.

During the year ended December 31, 2010 the Company granted 3,800,000 stock options under the 2010 Plan to certain employees, directors, and consultants. A total of 2,400,000 of the stock options were vested immediately and the balance vest monthly over a 24 month period.

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

As of March 31, 2012 there was $22,273 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 0.19 years.

11.  Unregistered Sales of Equity Securities

During the three month period ended March 31, 2012, the Company issued a total of 2,700,000 shares of common stock pursuant to an agreement with the Company’s investor relations firm. The issuance of shares was in consideration of services performed during this period. The shares were valued at market price on the date of issuance and compensation expense of $101,700 was recorded for the three month period ended March 31, 2012.

12.  Placement Agent Agreement

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

13.  New Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning after December 31, 2012. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 was effective for us beginning January 1, 2012. The adoption of ASU 2011-08 did not  have a material effect on our consolidated financial statements or disclosures.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 was effective for us beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on our consolidated financial statements or disclosures.

13.  Subsequent Event

On April 24, 2012 the Company received an additional $250,000 from the placement of Series 2011-B convertible notes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The unaudited financial statements of Cascade Technologies Corp. (“Cascade”, or the “Company”), a development stage company, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The balance sheet information as of December 31, 2011 was derived from the audited financial statements included in our annual report on Form 10K filed March 27, 2012. These interim financial statements should be read in conjunction with that report.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements. All statements other than statements of historical facts contained herein, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions as described in “Risk Factors” in our 10K filed March 27, 2012.

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

Results of Operations

The loss from operations was $(441,202) and $(228,379) for the three month periods ended March 31, 2012 and 2011, respectively. The increase in the loss in 2012 compared to 2011 is principally due to the high level of activity in 2012 compared to 2011. The increase was generally attributable to: a $43,089 increase in professional expenses principally attributable to legal costs associated with recent fund raising activity; a $22,617 increase in salary and other compensation expense principally attributable to not having a Chief Operating Officer in 2011; and a $100,377 increase in consulting and outside services principally related to increased activity in product development.

Grant income of $25,440 and $33,120 for the three month periods ended March 31, 2012 and 2011 is pursuant to a phase II SBIR award from the National Cancer Institute shared jointly with Omega Optical, Inc. and is subject to normal fluctuation depending on the level of activity for the period.

Interest expense was $65,275 and $31,172 for the three month periods ended March 31, 2012 and 2011, respectively, an increase of $34,103. The increase in interest expense in 2012 is principally due to the $500,000 in convertible notes payable that were placed subsequent to March 31, 2011.

The change in value of derivative liability represents the reduction of the fair value of the derivative liability by $33 at March 31, 2012 as determined by the Black-Scholes option pricing model with the following assumptions: expected remaining life of 4.76 years; risk-free interest rate of 0.19%; dividend yield of 0%; and expected volatility of 244%.

Liquidity and Capital Resources

At March 31, 2012, the Company has an accumulated deficit of $3,697,296 and anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of its product line. From inception up through the merger between Cascade and SMI in March 2010, the Company has financed operations solely through short-term loans from a stockholder. In conjunction with the merger between Cascade and SMI additional working capital was obtained through the sale of $850,000 in convertible notes ($787,425 net of expenses) received on March 17, 2010. The Company placed an additional $500,000 in convertible notes during 2011 and $200,000 during the three month period ended March 31, 2012. The proceeds from these notes and grant receipts are expected to permit the Company to fund its anticipated levels of operations through the second quarter of 2012. Absent securing additional working capital, the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Cash flow used in operations Cash utilized by operating activities was $211,389 for the three month period ended March 31, 2012. The use of cash was principally attributable to the net loss for the period of $441,202, reduced by depreciation of $3,774, deferred issuance cost amortization of $14,035, amortization of note discount of $41,569, stock based compensation of $33,158, common shares issued for services of $98,460, a $33 decrease in the valuation of derivative liability, a $8,160 decrease in grant proceeds receivable,  a $12,082 decrease in prepaid expenses, and a decrease in accounts payable and accrued expenses of $18,608 which did not utilize or generate cash.

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

Cash flow used in investing activities Cash used in investing activities was $0 for the three month periods ended March 31, 2012 and 2011.

Cash flow provided by financing activities Cash provided by financing activities was $180,000 and $0 for the for the three month periods ended March 31, 2012 and 2011, respectively. The 2012 balance represents the net proceeds from the issuance of convertible notes.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

 ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, the Company carried out an assessment under the supervision and with the participation of our Chief Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(1) and I 5d-15(1)). Our Chief Financial Officer concluded that due to changes in personnel during the fourth quarter of 2011, the Company's disclosure controls and procedures were not effective as of March 31, 2012.

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

Our Chief Financial Officer concluded that as of March 31, 2012 the following material weaknesses existed: we did not maintain a sufficient level of resources within our accounting department.

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of March 31, 2012. Because the remedial actions may require hiring of additional personnel, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our Commission reporting obligations.

Changes in Internal Control Over Financial Reporting

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CASCADE TECHNOLOGIES CORP.

Date:	May 10, 2012	By:	/s/ Gene Scher
		Name:	Gene Scher
		Title:	President/Principal Executive Officer and Chief Financial Officer