Form 10-Q/A
period 2012-03-31
CASCADE TECHNOLOGIES CORP
filed 2012-05-18
CIK 1324344

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

CASCADE TECHNOLOGIES CORP.

Date:	May 18, 2012	By:	/s/ Gene Scher
		Name:	Gene Scher
		Title:	President/Principal Executive Officer and Chief Financial Officer