Form 10-Q
period 2012-06-30
CASCADE TECHNOLOGIES CORP
filed 2012-12-05
CIK 1324344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Non-accelerated filer   ☐ (Do not check if a smaller reporting company)        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑

The number of shares outstanding of Registrant’s common stock, par value $0.01, as of November 30, 2012, was 214,789,397.

CASCADE TECHNOLOGIES CORP.
Index to Form 10-Q Quarterly Report
to the Securities and Exchange Commission

		Page
		No.
	Part I Financial Information

Item 1	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011.	3

	Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2012 and 2011 and for the period from February 25, 2004 (Inception) to June 30, 2012.	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2012 and 2011 and for the period from February 25, 2004 (Inception) to June 30, 2012.	5

	Condensed Consolidated Statements of Stockholders’ Deficit (unaudited) for the period from February 25, 2004 (Inception) to June 30, 2012.	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T	Controls and Procedures	18

	Part II Other Information

Item 1	Legal Proceedings	21

Item 1A	Risk Factors	21

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3	Defaults Upon Senior Securities	21

Item 4	Submission of Matters to a Vote of Security Holders	21

Item 5	Other Information	21

Item 6	Exhibits	21

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cascade Technologies Corp.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$ 7,952	$ 140,364
Prepaid expenses	115,459	24,682
Grant proceeds receivable	-	14,630
Other assets	-	3,647
Total current assets	123,411	183,323
Property and equipment, net of depreciation	58,265	61,820
Patents, net	-	-
Deferred debt issuance costs, net of amortization of $73,177 in 2012 and $39,066 in 2011	222,257	141,378
Deposits	3,350	3,350
Total Assets	$ 407,283	$ 389,871
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 482,111	$ 492,532
Due to officers	32,359	32,359
Note Payable, less discount of $8,036 and $18,750 in 2012 and 2011	91,965	81,250
Total Current Liabilities	606,435	606,141
Long-term Liabilities
Notes payable, less discount of $607,304 in 2012 and $672,497 in 2011	892,696	377,503
Derivative liability	381,041	515,502
Total Long-term Liabilities	1,273,737	893,005
Total Liabilities	1,880,172	1,499,146
Commitments and Contingencies
Stockholders’ deficit
Common stock – no par value, 750,000,000 shares authorized, 214,789,397 and 212,089,397 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	518,855	518,585
Additional paid-in capital	1,977,057	1,628,234
Accumulated deficit during development stage	(3,968,801)	(3,256,094)
Total Stockholders’ Deficit	(1,472,889)	(1,109,275)
Total Liabilities and Stockholders’ Deficit	$ 407,283	$ 389,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cascade Technologies Corp.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (unaudited)

	Three months ended June 30,		Six months ended June 30,		From February 25, 2004 (Inception) through June 30, 2012
	2012	2011	2012	2011
Expenses
Professional expenses	$ 71,594	$ 177,474	$ 153,859	$ 216,650	$ 843,523
Rent	10,110	10,050	20,170	20,105	103,935
Depreciation	3,774	3,774	7,548	7,548	32,717
Salary and other compensation expense	109,999	672,241	281,314	791,865	2,265,291
Impairment of intangible assets	-	-	-	-	19,450
Patent royalties	-	-	-	-	1,901
Consulting and outside services	24,176	8,657	127,866	11,970	439,074
Other operating expenses	122,912	13,043	153,208	36,024	387,686
Total operating loss	(342,565)	(856,165)	(743,965)	(1,084,162)	(4,093,577)

Other Income and Expense
Grant income	15,250	32,201	40,690	65,321	419,951
Interest income	-	-	-	-	563
Interest expense	(78,618)	(101,045)	(143,893)	(132,217)	(5,117,040)
Change in value of derivative liability	134,428	(171,246)	134,461	(173,576)	4,821,302
Total other income and expense	71,060	(240,090)	31,258	(240,472)	124,776
Net income (loss)	$ (271,505)	$(1,096,255)	$ (712,707)	$ (1,324,634)	$ (3,968,801)
Net loss per share applicable to common shareholders:
basic	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)
diluted	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)
Weighted average number of shares used in computing net loss per share of Common Stock:
basic	214,789,397	199,816,870	214,116,870	196,322,546
diluted	214,789,397	199,816,870	214,116,870	196,322,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cascade Technologies Corp.

  (A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,		From February 25, 2004 (Inception) through June 30, 2012
	2012	2011
OPERATING
Net loss	$(712,707)	$(1,324,634)	$(3,968,801)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	7,548	7,548	32,717
Patent amortization and impairment	-	-	19,629
Amortization of deferred issuance costs	34,111	12,644	80,314
Proceeds advanced (repaid) from stockholder	-	-	22,709
Excess value of derivative liability over related loan proceeds	-	-	4,493,960
Amortization of note discount	75,908	111,698	465,777
Stock based compensation	54,718	339,234	1,128,564
Common shares issued for services	98,460	306,000	500,220
Warrants issued for services	10,466	-	10,466
Change in valuation of derivative liability	(134,461)	173,576	(4,821,302)
Decrease (increase) in grant proceeds receivable	14,630	155,822	-
(Increase) decrease in other assets	3,647	2,702	-
(Increase) decrease in prepaid expenses	24,682	8,896	-
Increase in deposits	-	-	(3,350)
Increase (decrease) in accounts payable and accrued expenses	(10,421)	112,857	495,235
Cash used in operating activities	(533,419)	(93,657)	(1,543,862)
INVESTING
Purchase of property and equipment	(3,993)	-	(90,982)
Patent costs	-	-	(19,629)
Cash used in investing activities	(3,993)	-	(110,611)
FINANCING
Net proceeds from issuance of convertible notes	405,000	90,000	1,662,425
Cash provided by financing activities	405,000	90,000	1,662,425
Net increase (decrease) in cash and cash equivalents	(132,412)	(3,657)	7,952
Cash and cash equivalents, beginning of period	140,364	23,217	-
Cash and cash equivalents, end of period	$ 7,952	$ 19,560	$ 7,952

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
Common stock issued for services	$ 98,460	$ 306,000	$ 500,220
Warrants issued for services	$ 10,466	$ -	$ 10,466
During October 2010, $100,000 of notes payable were converted to common shares. During May and July 2011, $100,000 of notes payable were converted to common shares.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cascade Technologies Corp.

  (A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Subscription Receivable	Total
	No. Shares	Amount
Balance at February 25, 2004 (Inception)	115,549,157	$ 1	$ -	$ -	$ (1)	$ -
Net loss for the period from February 25, 2004 (inception) through December 31, 2007	-	-	-	(12,709)	-	(12,709)
Balance at December 31, 2007	115,549,157	1	-	(12,709)	-	(12,709)
Net loss for the year ended December 31, 2008	-	-	-	(8,137)	-	(8,137)
Balance at December 31, 2008	115,549,157	1	-	(20,846)	-	(20,846)
Net loss for the year ended December 31, 2009	-	-	-	(8,688)	-	(8,688)
Balance at December 31, 2009	115,549,157	1	-	(29,534)	-	(29,534)
Stock subscription received	-	-	-	-	1	1
Shares issued to employees for services	40,026	5,200	-	-	-	5,200
Stock based compensation	-	-	636,622	-	-	636,622
Shares issued in SMI acquisition	75,020,214	(1,796)	-	-	-	(1,796)
Shares issued for outside services	180,000	9,000	-	-	-	9,000
Shares issued for convertible notes	2,000,000	100,000	89,123	-	-	189,123
Net loss for the year ended December 31, 2010	-	-	-	(1,097,831)	-	(1,097,831)
Balance at December 31, 2010	192,789,397	112,405	725,745	(1,127,365)	-	(289,215)
Stock based compensation	-	-	432,024	-	-	432,024
Warrants issued for debt issuance costs	-	-	100,275	-	-	100,275
Shares issued to employee for services	6,000,000	192,000	-	-	-	192,000
Shares issued for outside services	11,300,000	114,180	86,580	-	-	200,760
Shares issued for convertible notes	2,000,000	100,000	52,494	-	-	152,494
Conversion features	-	-	231,116	-	-	231,116
Net loss for the year ended December 31, 2011	-	-	-	(2,128,729)	-	(2,128,729)
Balance at December 31, 2011	212,089,397	518,585	1,628,234	(3,256,094)	-	(1,109,275)
Stock based compensation	-	-	54,718	-	-	54,718
Warrants issued for debt issuance costs	-	-	69,990	-	-	69,990
Shares issued for services	2,700,000	270	98,190	-	-	98,460
Warrants issued for services	-	-	125,925	-	-	125,925
Net loss for the six month period ended June 30, 2012	-	-	-	(712,707)	-	(712,707)
Balance at June 30, 2012 (unaudited)	214,789,397	$ 518,855	$ 1,977,057	$ (3,968,801)	$ -	$(1,472,889)

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

At June 30, 2012, the Company has an accumulated deficit of $3,968,801 and anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of its product line. From inception up through the merger, the Company financed operations solely through short-term loans from a stockholder. In conjunction with the merger between Cascade and SMI in March 2010, additional working capital was obtained through the placement of $850,000 in convertible notes ($787,425 net of expenses) received on March 17, 2010.

During 2011 and 2012 the Company secured $950,000 in proceeds from the placement of additional convertible notes, $850,000 of which were issued pursuant to a Placement Agent Agreement with a financial institution that was deemed finalized as of February 15, 2012.  The proceeds from these notes and grant receipts are expected to permit the Company to fund its anticipated levels of operations through the third quarter of 2012. Absent securing additional working capital, the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid investment with a maturity at the date of purchase of six months or less to be cash equivalents.

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

Research and Development

Research and development costs are expensed as incurred. Total research and development costs for the three and six months ended June 30, 2012 and 2011 and the period from February 25, 2004 (inception) to June 30, 2012 were as follows.

	Three months ended June 30,		Six months ended June 30,		From February 25, 2004 (Inception) through June 30, 2012
	2012	2011	2012	2011
Research and development costs	$ 143,105	$ 678,691	$ 462,240	$ 867,512	$ 3,122,188

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

The following table summarizes fair value measurements by level at June 30, 2012 and December 31, 2011 for assets and liabilities measured at fair value on a recurring basis:

	June 30, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liability	$ -	$ -	$ 381,041	$ -	$ -	$ 515,502

The carrying amount of certain financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair value of borrowings is not considered to be significantly different than its carry amount because the stated rates for such debt reflect current market rates.

The following table sets forth a summary of changes in the fair value of the Company’s level 3 assets (conversion feature of notes payable) for the six months ended June 30, 2012 and 2011.

	Six months ended June 30,
Level 3 Assets - Derivative Liability	2012	2011
Beginning Balance	$ 515,502	$ 295,026
Conversion feature issued	-	32,142
Changes in derivative liability	(134,461)	173,576
Reclassification of derivative liability	-	(46,447)
Ending balance	$ 381,041	$ 454,297

The Company used the Black-Scholes option pricing model for estimating the fair value of the note conversion feature with the following assumptions:

	Period ended
	June 30, 2012	December 31, 2011
Expected remaining life in years	4.51	5.01
Risk-free interest rate	0.19%	0.88%
Volatility	239%	237%
Dividend yield	0%	0%

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

2.  Property and Equipment

Property and equipment, at cost, consists of the following:

	June 30, 2012	December 31, 2011
Furniture	$ 5,254	$ 5,254
Computer equipment	85,728	81,735
	90,982	86,989
Accumulated depreciation	(32,717)	(25,169)
	$ 58,265	$ 61,820

Depreciation expense was $7,548, $7,548 and $32,717 for the six months ended June 30, 2012 and 2011, and from February 25, 2004 (inception) through June 30, 2012, respectively.

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

Series 2011-B Convertible Notes

During March and April, 2012, and August and November 2011 the company issued Series 2011-B convertible notes totaling $850,000 which bear interest at the rate of 8% and are due five years from the date of issuance. The notes are convertible at the option of the holder into Common Stock at a conversion price ranging from $0.055 to  $0.06 per share. Interest is payable semi-annually in arrears, on January 15 and July 15 of each calendar year, beginning January 15, 2013, or earlier upon conversion, acceleration or redemption.

The Series 2011-B convertible notes were sold pursuant to a referral agreement that provided for a cash payment equal to 10% of each note and warrants to acquire 1,000,000 shares of common stock exercisable at $0.06 per share for a period of five years for each $200,000 increment of Series 2011-B convertible notes. A total of $850,000 in convertible notes were placed pursuant to this referral agreement and, accordingly, the Company paid $85,000 in referral fees and committed to issue warrants to acquire 4,000,000 shares of common stock exercisable at $0.06 per share. With respect to the $200,000 in 2011-B convertible notes placed in August 2011, the Company’s President and Chief Operating and Financial Officer, received $20,000 in referral fees related to his assistance in placing the notes. See Note 9: Related Party Transactions.

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

Cash concentration - The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The company has not experienced any losses in such accounts and does not believe that it is exposed to any significant credit risk on cash.

7.   Share Capital

a) Authorized, issued and outstanding

The Company has authorized 750,000,000 common shares, no par value. As of June 30, 2012 and December 31, 2011 there were 214,789,397 and 212,089,397 common shares were issued and outstanding, respectively.

b) Loss per share

For the three and six months ended June 30, 2012 and 2011, the weighted average number of basic and diluted common shares outstanding was 214,789,397, 214,116,870, 199,816,870 and 196,322,546, respectively.

8.   Income Taxes

The Company provides deferred income taxes for differences between the tax reporting bases and the financial reporting bases of assets and liabilities. The Company follows the accounting procedures established by FASB ASC 740, “Income Taxes” (formerly SFAS No. 109, “Accounting for Income Taxes.”

At June 30, 2012 and 2011, the Company had no increase or decrease in unrecognized income tax benefits for the preceding periods. There was no accrued interest or penalties relating to tax uncertainties at June 30, 2012 and 2011. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively.

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

An officer of the Company advanced the Company funds during the year ended December 31, 2011. The balance of these advances as of June 30, 2012 and December 31, 2011 is $16,500 and is payable on demand with no interest.

A principal stockholder has advanced funds to the Company on an as needed basis. The balance due on these advances at June 30, 2012 and December 31, 2011 is $15,859 and is payable on demand with no interest.

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

 As of June 30, 2012, 16,200,000 shares of common stock are available for issuance under the Plans.

Stock options

During the six month period ended June 30, 2012, the Company granted no options under the Plans.

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

As of June 30, 2012 there no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan.

11.  Unregistered Sales of Equity Securities

During the six months ended June 30, 2012, the Company issued a total of 2,700,000 shares of common stock pursuant to an agreement with the Company’s investor relations firm. The issuance of shares was in consideration of services performed during this period. The shares were valued at market price on the date of issuance and compensation expense of $98,460 was recorded for the six months ended June 30, 2012.

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

14.  Subsequent Event

In October 2012 the Company executed an unsecured $150,000 convertible promissory note pursuant to which $85,000 has been received to date.  The note bears interest at 12% per annum and is due in twelve months from the date of issuance. If Cascade raises equity funds during the term of this note, then from each such equity raise the Company shall be obligated promptly to pay the note holder an amount equal to twenty five percent of the gross proceeds obtained in each such offering until the principal and accrued interest amounts of the note are paid in full. The note is convertible into common stock at $0.03 per share. In the event that the Company’s common stock trades over $0.09 per share for ten trading days, the Company may elect to force conversion.

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

Results of Operations

The loss from operations was $(712,707) and $(1,324,634) for the six months ended June 30, 2012 and 2011, respectively. The decrease in the loss in 2012 compared to 2011 is principally due to lower stock based compensation and change in value of derivative liability in 2011. Salary and other compensation expense included $54,718 and $339,234 in stock based compensation expense for the six months ended June 30, 2012 and 2011, respectively. The change in value of derivative liability was $134,461 and $(173,576) for the six months ended June 30, 2012 and 2011, respectively.

Grant income of $40,690 and $65,321 for the six months ended June 30, 2012 and 2011 is pursuant to a phase II SBIR award from the National Cancer Institute shared jointly with Omega Optical, Inc. and is subject to normal fluctuation depending on the level of activity for the period.

Interest expense was $143,893 and $132,217 for the six months ended June 30, 2012 and 2011, respectively. The increase in interest expense in 2012 is principally due to the $850,000 in convertible notes payable that were placed subsequent to June 30, 2011.

The change in value of derivative liability represents the reduction of the fair value of the derivative liability by $134,461 at June 30, 2012 as determined by the Black-Scholes option pricing model with the following assumptions: expected remaining life of 4.51 years; risk-free interest rate of 0.19%; dividend yield of 0%; and expected volatility of 239%.

Liquidity and Capital Resources

At June 30, 2012, the Company has an accumulated deficit of $3,968,801 and anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of its product line. From inception up through the merger between Cascade and SMI in March 2010, the Company financed operations solely through short-term loans from a stockholder. In conjunction with the merger between Cascade and SMI additional working capital was obtained through the sale of $850,000 in convertible notes ($787,425 net of expenses) received on March 17, 2010. The Company placed an additional $500,000 in convertible notes during 2011 and $450,000 during the six months ended June 30, 2012. The proceeds from these notes and grant receipts are expected to permit the Company to fund its anticipated levels of operations through the third quarter of 2012. Absent securing additional working capital, the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Cash flow used in operations Cash utilized by operating activities was $533,421 for the six months ended June 30, 2012. The use of cash was principally attributable to the net loss for the period of $712,707, reduced by depreciation of $7,548, deferred issuance cost amortization of $34,111, amortization of note discount of $75,908, stock based compensation of $54,718, common shares issued for services of $98,460, warrants issued for services of $10,466, a $134,461 decrease in the valuation of derivative liability, a $14,630 decrease in grant proceeds receivable,  a

$24,682 decrease in prepaid expenses, and a decrease in accounts payable and accrued expenses of $10,421 which did not utilize or generate cash.

Cash utilized by operating activities was $93,657 for the six months ended June 30, 2011. The use of cash was principally attributable to the net loss for the period of $1,324,634, reduced by depreciation of $7,548, deferred issuance cost amortization of $12,644, amortization of note discount of $111,698, stock based compensation of $339,234, common shares issued for services of $306,000, a $173,573 increase in the valuation of derivative liability, a decrease in grant proceeds receivable of $155,822, and a increase in accounts payable and accrued expenses of $112,856, which did not utilize or generate cash.

Cash flow used in investing activities Cash used in investing activities was $3,993 and $0 for the six months ended June 30, 2012 and 2011, respectively. The 2012 activity represents the purchase of equipment

Cash flow provided by financing activities Cash provided by financing activities was $405,000 and $90,000 for the six months ended June 30, 2012 and 2011, respectively. The balance for both periods represents the net proceeds from the issuance of convertible notes.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

  ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, the Company carried out an assessment under the supervision and with the participation of our Chief Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(1) and I 5d-15(1)). Our Chief Financial Officer concluded that due to changes in personnel during the fourth quarter of 2011, the Company's disclosure controls and procedures were not effective as of June 30, 2012.

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

Our Chief Financial Officer concluded that as of June 30, 2012 the following material weaknesses existed: we did not maintain a sufficient level of resources within our accounting department.

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

Material Weaknesses and Related Remediation Initiatives

Set forth below is a summary of the various significant deficiencies which caused management to conclude that we had the material weaknesses identified above. Through the efforts of management, external consultants, and our Board of Directors, we have developed a specific action plan to remediate the material weaknesses. We expect to implement these various action plans during 2012. If we are able to complete these action plans in a timely manner, we anticipate that all control deficiencies and material weaknesses will be remediated by the first quarter of 2013.

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of June 30, 2012. Because the remedial actions may require hiring of additional personnel, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CASCADE TECHNOLOGIES CORP.

Date:	December 5, 2012	By:	/s/ Gene Scher
		Name:	Gene Scher
		Title:	President/Principal Executive Officer and Chief Financial Officer