Form 10-Q
period 2012-09-30
CASCADE TECHNOLOGIES CORP
filed 2013-03-25
CIK 1324344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

Or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

The number of shares outstanding of Registrant’s common stock, par value $0.01, as of March 3, 2013, was 214,789,397.

CASCADE TECHNOLOGIES CORP.
Index to Form 10-Q Quarterly Report
to the Securities and Exchange Commission

		Page
		No.
	Part I Financial Information

Item 1	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011.	3

	Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2012 and 2011 and for the period from February 25, 2004 (Inception) to September 30, 2012.	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2012 and 2011 and for the period from February 25, 2004 (Inception) to September 30, 2012.	5

	Condensed Consolidated Statements of Stockholders’ Deficit (unaudited) for the period from February 25, 2004 (Inception) to September 30, 2012.	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4	Controls and Procedures	19

	Part II Other Information

Item 1	Legal Proceedings	22

Item 1A	Risk Factors	22

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3	Defaults Upon Senior Securities	22

Item 4	Submission of Matters to a Vote of Security Holders	22

Item 5	Other Information	22

Item 6	Exhibits	22

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cascade Technologies Corp.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$ 250	$ 140,364
Prepaid expenses	99,658	24,682
Grant proceeds receivable	-	14,630
Other assets	5,150	3,647
Total current assets	105,058	183,323
Property and equipment, net of depreciation	54,491	61,820
Patents, net	-	-
Deferred debt issuance costs, net of amortization of $95,407 in 2012 and $39,066 in 2011	200,027	141,378
Deposits	3,350	3,350
Total Assets	$ 362,926	$ 389,871
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 676,357	$ 492,532
Due to officers	34,890	32,359
Note Payable, less discount of $2,679 and $18,750 in 2012 and 2011	97,321	81,250
Total Current Liabilities	808,568	606,141
Long-term Liabilities
Notes payable, less discount of $573,202 in 2012 and $672,497 in 2011	926,797	377,503
Derivative liability	-	515,502
Total Long-term Liabilities	926,797	893,005
Total Liabilities	1,735,365	1,499,146
Commitments and Contingencies
Stockholders’ deficit
Common stock – no par value, 750,000,000 shares authorized, 214,789,397 and 212,089,397 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	518,855	518,585
Additional paid-in capital	2,358,098	1,628,234
Accumulated deficit during development stage	(4,249,392)	(3,256,094)
Total Stockholders’ Deficit	(1,372,439)	(1,109,275)
Total Liabilities and Stockholders’ Deficit	$ 362,926	$ 389,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cascade Technologies Corp.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,		From February 25, 2004 (Inception) through September 30,
	2012	2011	2012	2011	2012
Expenses
Professional expenses	$ 50,046	$ 29,175	$ 203,905	$ 245,825	$ 893,569
Rent	10,050	10,050	30,220	30,155	113,985
Depreciation	3,774	3,774	11,322	11,322	36,491
Salary and other compensation expense	120,606	174,253	401,915	969,988	2,365,897
Impairment of intangible assets	-	-	-	-	19,450
Patent royalties	-	-	-	-	1,901
Consulting and outside services	15,801	-	143,667	3,869	454,874
Other operating expenses	8,013	25,701	161,224	65,956	415,698
Total operating loss	(198,290)	(242,953)	(952,253)	(1,327,115)	(4,301,866)

Other Income and Expense
Grant income	12,913	38,161	53,603	103,482	432,864
Interest income	-	-	-	-	563
Interest expense	(85,216)	(73,690)	(229,109)	(205,907)	(5,202,255)
Change in value of derivative liability	-	170,320	134,461	(3,256)	4,821,302
Total other income and expense	(72,303)	134,791	(41,045)	(105,681)	52,474
Net income (loss)	$ (280,593)	$ (108,162)	$ (993,298)	$ (1,432,796)	$ (4,249,392)
Net loss per share applicable to common shareholders:
basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
Weighted average number of shares used in computing net loss per share of Common Stock:
basic	214,789,397	210,229,614	214,342,682	201,009,117
diluted	214,789,397	210,229,614	214,342,682	201,009,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cascade Technologies Corp.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,		From February 25, 2004 (Inception) through September 30,
	2012	2011	2012
OPERATING
Net loss	$(993,298)	$(1,432,796)	$(4,249,392)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	11,321	11,322	36,490
Patent amortization and impairment	-	-	19,629
Amortization of deferred issuance costs	56,341	15,190	102,544
Proceeds advanced (repaid) from stockholder	-	-	22,709
Excess value of derivative liability over related loan proceeds	-	-	4,493,960
Amortization of note discount	115,365	167,956	505,234
Stock based compensation	54,718	400,166	1,128,564
Common shares issued for services	98,460	306,000	500,220
Warrants issued for services	26,267	-	26,267
Change in valuation of derivative liability	(134,461)	3,256	(4,821,302)
Decrease (increase) in grant proceeds receivable	14,630	156,182	-
(Increase) decrease in other assets	(1,503)	2,702	(5,150)
(Increase) decrease in prepaid expenses	24,682	(9,914)	-
Increase in deposits	-	-	(3,350)
Increase (decrease) in accounts payable and accrued expenses	(186,356)	144,610	692,012
Cash used in operating activities	(541,122)	(235,326)	(1,551,565)
INVESTING
Purchase of property and equipment	(3,992)	-	(90,981)
Patent costs	-	-	(19,629)
Cash used in investing activities	(3,992)	-	(110,610)
FINANCING
Net proceeds from issuance of convertible notes	405,000	310,000	1,662,425
Cash provided by financing activities	405,000	310,000	1,662,425
Net increase (decrease) in cash and cash equivalents	(140,114)	74,674	250
Cash and cash equivalents, beginning of period	140,364	23,217	-
Cash and cash equivalents, end of period	$ 250	$ 97,891	$ 250

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
Warrants issued for services	$ 26,267	$ -	$ 26,267

      During October 2010, $100,000 of notes payable were converted to common shares.

      During May and July 2011, $100,000 of notes payable were converted to common shares.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cascade Technologies Corp.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Common Stock
	No. Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Subscription Receivable	Total
Balance at February 25, 2004 (Inception)	115,549,157	$ 1	$ -	$ -	$ (1)	$ -
Net loss for the period from February 25, 2004 (inception) through December 31, 2007	-	-	-	(12,709)	-	(12,709)
Balance at December 31, 2007	115,549,157	1	-	(12,709)	-	(12,709)
Net loss for the year ended December 31, 2008	-	-	-	(8,137)	-	(8,137)
Balance at December 31, 2008	115,549,157	1	-	(20,846)	-	(20,846)
Net loss for the year ended December 31, 2009	-	-	-	(8,688)	-	(8,688)
Balance at December 31, 2009	115,549,157	1	-	(29,534)	-	(29,534)
Stock subscription received	-	-	-	-	1	1
Shares issued to employees for services	40,026	5,200	-	-	-	5,200
Stock based compensation	-	-	636,622	-	-	636,622
Shares issued in SMI acquisition	75,020,214	(1,796)	-	-	-	(1,796)
Shares issued for outside services	180,000	9,000	-	-	-	9,000
Shares issued for convertible notes	2,000,000	100,000	89,123	-	-	189,123
Net loss for the year ended December 31, 2010	-	-	-	(1,097,831)	-	(1,097,831)
Balance at December 31, 2010	192,789,397	112,405	725,745	(1,127,365)	-	(289,215)
Stock based compensation	-	-	432,024	-	-	432,024
Warrants issued for debt issuance costs	-	-	100,275	-	-	100,275
Shares issued to employee for services	6,000,000	192,000	-	-	-	192,000
Shares issued for outside services	11,300,000	114,180	86,580	-	-	200,760
Shares issued for convertible notes	2,000,000	100,000	52,494	-	-	152,494
Conversion features	-	-	231,116	-	-	231,116
Net loss for the year ended December 31, 2011	-	-	-	(2,128,729)	-	(2,128,729)
Balance at December 31, 2011	212,089,397	518,585	1,628,234	(3,256,094)	-	(1,109,275)
Stock based compensation	-	-	54,718	-	-	54,718
Warrants issued for debt issuance costs	-	-	69,990	-	-	69,990
Shares issued for services	2,700,000	270	98,190	-	-	98,460
Warrants issued for services	-	-	125,925	-	-	125,925
Reclassification of derivative liability	-	-	381,041	-	-	381,041
Net loss for the six month period ended September 30, 2012	-	-	-	(993,298)	-	(993,298)
Balance at September 30, 2012 (unaudited)	214,789,397	$ 518,855	$ 2,358,098	$ (4,249,392)	$ -	$(1,372,439)

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

At September 30, 2012, the Company has an accumulated deficit of $4,249,392 and anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of its product line. From inception up through the merger, the Company financed operations solely through short-term loans from a stockholder. In conjunction with the merger between Cascade and SMI in March 2010, additional working capital was obtained through the placement of $850,000 in convertible notes ($787,425 net of expenses) received on March 17, 2010.

During 2011 and 2012 the Company secured $950,000 in proceeds from the placement of additional convertible notes, $850,000 of which were issued pursuant to a Placement Agent Agreement with a financial institution that was deemed finalized as of February 15, 2012.  The proceeds from these notes have been utilized and additional financing is necessary to fund operations. Absent securing additional working capital, the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Research and Development

Research and development costs are expensed as incurred. Total research and development costs for the three and nine months ended September 30, 2012 and 2011 and the period from February 25, 2004 (inception) to September 30, 2012 were as follows.

	Three months ended September 30,		Nine months ended September 30,		From February 25, 2004 (Inception) through September 30,
	2012	2011	2012	2011	2012
Research and development costs	$ 158,245	$ 213,778	$ 748,351	$ 1,081,290	$ 3,408,299

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

The following table summarizes fair value measurements by level at September 30, 2012 and December 31, 2011 for assets and liabilities measured at fair value on a recurring basis:

	September 30, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liability	$ -	$ -	$ -	$ -	$ -	$ 515,502

The carrying amount of certain financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair value of borrowings is not considered to be significantly different than its carry amount because the stated rates for such debt reflect current market rates.

The following table sets forth a summary of changes in the fair value of the Company’s level 3 assets (conversion feature of notes payable) for the nine months ended September 30, 2012 and 2011.

	Nine months ended September 30,
Level 3 Assets - Derivative Liability	2012	2011
Beginning Balance	$ 515,502	$ 295,026
Conversion feature issued	-	97,169
Changes in derivative liability	(134,461)	3,256
Reclassification of derivative liability	(381,041)	(52,494)
Ending balance	$ -	$ 342,954

The features that caused the derivative treatment expired during the nine months ended September 30, 2012.

The Company used the Black-Scholes option pricing model for estimating the fair value of the note conversion feature with the following assumptions:

	Period ended
	September 30, 2012	December 31, 2011
Expected remaining life in years	N/A	5.01
Risk-free interest rate	N/A	0.88%
Volatility	N/A	237%
Dividend yield	N/A	0%

Stock-based compensation

The Company records stock-based compensation in accordance with the provisions of ASC 718 “Compensation-Stock Compensation”.

Net Loss per Common Share

Basic and diluted net loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The number of shares has been retrospectively restated to consider the effect of the stock dividend in March 2010.

2.  Property and Equipment

Property and equipment, at cost, consists of the following:

	September 30, 2012	December 31, 2011
Furniture	$ 5,254	$ 5,254
Computer equipment	85,728	81,735
	90,982	86,989
Accumulated depreciation	(36,491)	(25,169)
	$ 54,491	$ 61,820

Depreciation expense was $11,322, $11,322 and $36,471 for the nine months ended September 30, 2012 and 2011, and from February 25, 2004 (inception) through September 30, 2012, respectively.

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

In addition, SMI owns all the rights to U.S. Patent No. 7428048 covering a non-invasive technique for the potential early detection of cancer and other abnormal tissues in the field of imaging-elastic-scattering spectroscopy.

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

6.  Commitments and Contingencies

Facility lease - The Company had a one year lease commencing November 15, 2009 on its corporate offices with monthly rental of $3,350 for an aggregate annual rent expense of $40,210. The lease has expired and the Company is renting the offices on a month to month basis, at $3,500/month.

Cash concentration - The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The company has not experienced any losses in such accounts and does not believe that it is exposed to any significant credit risk on cash.

7.  Share Capital

a) Authorized, issued and outstanding

The Company has authorized 750,000,000 common shares, no par value. As of September 30, 2012 and December 31, 2011 there were 214,789,397 and 212,089,397 common shares were issued and outstanding, respectively.

b) Loss per share

For the three and nine months ended September 30, 2012 and 2011, the weighted average number of basic and diluted common shares outstanding was 214,789,397, 210,229,614, 214,342,682, and 201,009,117, respectively.

8.  Income Taxes

The Company provides deferred income taxes for differences between the tax reporting bases and the financial reporting bases of assets and liabilities. The Company follows the accounting procedures established by FASB ASC 740, “Income Taxes” (formerly SFAS No. 109, “Accounting for Income Taxes.”

At September 30, 2012 and 2011, the Company had no increase or decrease in unrecognized income tax benefits for the preceding periods. There was no accrued interest or penalties relating to tax uncertainties at September 30, 2012 and 2011. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively.

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

9.  Related Party Transactions

Gene Scher, the Company’s President and Chief Operating and acting Financial Officer, received $20,000 in referral fees related to his assistance in placing $200,000 in convertible notes on August 10, 2011.

An officer of the Company advanced the Company funds during the year ended December 31, 2011. The balance of these advances as of September 30, 2012 and December 31, 2011 is $13,056 and $16,500, respectively and is payable on demand with no interest.

A principal stockholder has advanced funds to the Company on an as needed basis. The balance due on these advances at September 30, 2012 and December 31, 2011 is $21,834 and $15,859, respectively and is payable on demand with no interest.

10. Stock-Based Compensation

The Company's Board of Directors adopted the 2012 Stock Option Plan (the 2012 Plan”) in April 2012 and the 2010 Stock Option Plan (the 2010 Plan”) in September 2010 (collectively the “Plans”). The Plans both provides long-term incentives to employees, members of the Board, and advisers and consultants of the Company who are able to contribute towards the creation of or have created stockholder value by providing them stock options and other stock and cash incentives. Provisions such as vesting repurchase and exercise conditions and limitations are determined by the Board of Directors on the grant date. No Further shares will be granted under the 2010 Plan. The total number of shares that may be issued pursuant to the 2012 Plan shall not exceed 15% of the outstanding shares of the Company’s common stock, subject to adjustment in the event of certain recapitalizations, reorganizations, and similar transactions. Generally, shares that are forfeited or canceled from awards under the Plans also will be available for future awards.

Shareholder approval of the 2010 Stock Option Plan was not received within 12 months of approval by the Board and, accordingly, the options issued under this plan are not eligible for incentive stock option treatment pursuant to Section 422 of the Internal Revenue Code of 1986, as amended.

 As of September 30, 2012, 16,200,000 shares of common stock are available for issuance under the Plans.

Stock options

During the nine month period ended September 30, 2012, the Company granted no options under the Plans.

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

As of September 30, 2012 there no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan.

11.  Unregistered Sales of Equity Securities

During the nine months ended September 30, 2012, the Company issued a total of 2,700,000 shares of common stock pursuant to an agreement with the Company’s investor relations firm. The issuance of shares was in consideration of services performed during this period. The shares were valued at market price on the date of issuance and compensation expense of $98,460 was recorded for the nine months ended September 30, 2012.

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

As required by Weston  and as specified in the Note Purchase Agreement, providing that the Company receive gross proceeds of not less than $4,000,000, the Company is required to enter into a Contribution Agreement with Dr. Daniel Farkas, the Company’s Chief Executive Officer, pursuant to which Dr. Farkas will contribute certain intellectual property, equity and certain other assets owned by Dr. Farkas to the Company in exchange for a 50 million  additional shares of common stock in the Company. Weston was unable to complete the Placement, raising only $850,000, and the Company believes that its agreement with Weston has lapsed by its terms.

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles-Goodwill and Other - Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 was effective for us beginning January 1, 2012. The adoption of ASU 2011-08 did not have a material effect on our consolidated financial statements or disclosures.

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

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amended the guidance in ASU 2011-08 to simplify the testing of indefinite-lived intangible assets other than goodwill for impairment. ASU 2012-02 becomes effective for annual and interim impairment tests performed for fiscal years beginning on or after September 15, 2012 and earlier adoption is permitted. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

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

Cascade is a development-stage, medical imaging device company. All medical device operations are being conducted by Cascade’s wholly owned subsidiary, Spectral Molecular Imaging, Inc. (“SMI”). Application of SMI’s proprietary spectral-optical-imaging technology-originally developed for satellite reconnaissance-is expected by management to advance early diagnoses of cancer and precancerous conditions, in vivo. SMI is developing non-invasive devices that use its patented technology for improved clinical diagnostics and that operate in conjunction with surgical and/or evaluation procedures in real time. SMI’s technology, still in development, is expected to enable early detection and more reliable diagnosis of various diseases, such as Barrett’s esophagus (a condition caused by chronic acid reflux that can lead to esophageal cancer), lung cancer, and melanoma. SMI believes that development of its technology may significantly improve long-term patient outcomes while substantially reducing overall costs for the healthcare system. The Company was incorporated on February 25, 2004 in Nevada and to date has not generated any revenues.

Results of operations for the three month periods ended September 30, 2012 and 2011

The loss from operations was $(280,593) and $(108,162) for the three months ended September 30, 2012 and 2011, respectively. The increase in the loss in 2012 compared to 2011 is principally due to lower stock based compensation and change in value of derivative liability in 2011. Salary and other compensation expense included $0 and $60,932 in stock based compensation expense for the three months ended September 30, 2012 and 2011, respectively. The change in value of derivative liability was $0 and $(170,320) for the three months ended September 30, 2012 and 2011, respectively.

Grant income of $12,913 and $38,161 for the three months ended September 30, 2012 and 2011 is pursuant to a phase II SBIR award from the National Cancer Institute shared jointly with Omega Optical, Inc. and is subject to normal fluctuation depending on the level of activity for the period.

Interest expense was $85,216 and $73,690 for the three months ended September 30, 2012 and 2011, respectively. The increase in interest expense in 2012 is principally due to the $850,000 in convertible notes payable that were placed subsequent to September 30, 2011.

Results of Operations for the nine month periods ended September 30, 2012 and 2011

The loss from operations was $(993,298) and $(1,432,796) for the nine months ended September 30, 2012 and 2011, respectively. The decrease in the loss in 2012 compared to 2011 is principally due to lower stock based compensation and change in value of derivative liability in 2011. Salary and other compensation expense included $54,718 and $400,166 in stock based compensation expense for the nine months ended September 30, 2012 and 2011, respectively. The change in value of derivative liability was $134,461 and $(3,256) for the nine months ended September 30, 2012 and 2011, respectively.

Grant income of $53,603 and $103,482 for the nine months ended September 30, 2012 and 2011 is pursuant to a phase II SBIR award from the National Cancer Institute shared jointly with Omega Optical, Inc. and is subject to normal fluctuation depending on the level of activity for the period.

Interest expense was $229,109 and $205,907 for the nine months ended September 30, 2012 and 2011, respectively. The increase in interest expense in 2012 is principally due to the $850,000 in convertible notes payable that were placed subsequent to September 30, 2011.

The change in value of derivative liability represents the reduction of the fair value of the derivative liability by $134,461 at September 30, 2012 as determined by the Black-Scholes option pricing model with the following assumptions: expected remaining life of 4.51 years; risk-free interest rate of 0.19%; dividend yield of 0%; and expected volatility of 239%.

Liquidity and Capital Resources

At September 30, 2012, the Company has an accumulated deficit of $4,249,392 and anticipates that it will continue to incur net losses for the foreseeable future in the development and commercialization of its product line. From inception up through the merger between Cascade and SMI in March 2010, the Company financed operations solely through short-term loans from a stockholder. In conjunction with the merger between Cascade and SMI additional working capital was obtained through the sale of $850,000 in convertible notes ($787,425 net of expenses) received on March 17, 2010. The Company placed an additional $500,000 in convertible notes during 2011 and $450,000 during the nine months ended September 30, 2012. The proceeds from these notes and grant receipts are expected to permit the Company to fund its anticipated levels of operations through the third quarter of 2012. Absent securing additional working capital, the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Cash flow used in operations Cash utilized by operating activities was $541,122 for the nine months ended September 30, 2012. The use of cash was principally attributable to the net loss for the period of $993,298, reduced by depreciation of $11,321, deferred issuance cost amortization of $56,341, amortization of note discount of $115,365, stock based compensation of $54,718, common shares issued for services of $98,460, warrants issued for services of $16,271, a $134,461 decrease in the valuation of derivative liability, a $14,630 decrease in grant proceeds receivable, a $24,682 decrease in prepaid expenses, and a decrease in accounts payable and accrued expenses of $186,356 which did not utilize or generate cash.

Cash utilized by operating activities was $235,326 for the nine months ended September 30, 2011. The use of cash was principally attributable to the net loss for the period of $1,432,796, reduced by depreciation of $11,322, deferred issuance cost amortization of $15,190, amortization of note discount of $167,956, stock based compensation of $400,166, common shares issued for services of $306,000, a $3,256 increase in the valuation of derivative liability, a decrease in grant proceeds receivable of $156,182, and an increase in accounts payable and accrued expenses of $144,610, which did not utilize or generate cash.

Cash flow used in investing activities Cash used in investing activities was $3,992 and $0 for the nine months ended September 30, 2012 and 2011, respectively. The 2012 activity represents the purchase of equipment.

Cash flow provided by financing activities Cash provided by financing activities was $405,000 and $310,000 for the nine months ended September 30, 2012 and 2011, respectively. The balance for both periods represents the net proceeds from the issuance of convertible notes.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, the Company carried out an assessment under the supervision and with the participation of our Chief Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(1) and I 5d-15(1)). Our Chief Financial Officer concluded that due to changes in personnel during the fourth quarter of 2011, the Company's disclosure controls and procedures were not effective as of September 30, 2012.

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

Our Chief Financial Officer concluded that as of September 30, 2012 the following material weaknesses existed: we did not maintain a sufficient level of resources within our accounting department.

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of September 30, 2012. Because the remedial actions may require hiring of additional personnel, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our Commission reporting obligations.

Changes in Internal Control Over Financial Reporting

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CASCADE TECHNOLOGIES CORP.

Date:	March 25, 2013	By:	/s/ Gene Scher
		Name:	Gene Scher
		Title:	President/Principal Executive Officer and Chief Financial Officer